Form 10-K
period 1993-12-31
FIRST COMMERCE CORP /LA/
filed 1994-03-25
CIK 36204

______________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
______________________________________________________________________________

                                 FORM 10-K
     (mark one)
[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
                     ________________________________________

                  For the fiscal year ended December 31, 1993
                        Commission file number: 0-7931


[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

                     ________________________________________


                         FIRST COMMERCE CORPORATION

            (exact name of registrant as specified in its charter)

            Louisiana                            72-0701203
       (State of incorporation)                 (I.R.S. Employer
                                              Identification No.)

              210 Baronne Street, New Orleans, Louisiana 70112
           (address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (504) 561-1371

                     ________________________________________


          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                   None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                           Title of each class:
                           ____________________

                        Common Stock, $5.00 par value


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]     No
                                   _____        _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
     Form 10-K or any amendment to this Form 10-K.           [ ]
                             ____________________

     State the aggregate market value of the voting stock held by nonaffiliate of the Registrant as of February 18, 1994.

                           Approximately $634,734,320<FN1>
                     ________________________________________

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

     Common Stock: $5.00 par value; 26,114,248 shares outstanding as of
                             February 18, 1994.


                    DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K
      Documents Incorporated                  into which Incorporated
      ______________________                   ______________________

    Annual Report to                            Parts I, II and IV
    Stockholders for the year
    ended December 31, 1993,
    to the extent indicated in
    the Form 10-K Cross Reference Index.

    Definitive Proxy Statement                  Part III
______________________________________________________________________________

   <FN1> For the purposes of this computation, shares owned by directors and executive officers have been excluded.

     Cross Reference Index
     ____________________________________________________________


     PART I
              Item  1:   Business                    See below
              Item  2:   Properties                  See below
              Item  3:   Legal Proceedings           See below
              Item  4:   Not Applicable                 -
     ____________________________________________________________
     PART II

              Item  5:   Market for the Registrant's Common
                         Stock and Related Stockholder
                         Matters
              Item  6:   Selected Financial Data
              Item  7:   Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations
              Item  8:   Financial Statements and
                         Supplementary Data
              Item  9:   Not Applicable

                 The information for items 5 through 8 are
                 included in First Commerce Corporation's
                 (FCC) 1993 Annual Report to stockholders
                 filed as Exhibit 13 herewith and
                 incorporated herein.
     ____________________________________________________________
     PART III
              Item 10:   Directors and Executive
                         Officers of the
                         Registrant                See below

                 The remaining information for Item 10 and the information required by Items 11 through 13 is incorporated by reference to the Registrant's definitive Proxy Statement for the 1993 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.
     ____________________________________________________________
     PART IV
              Item 14:   Exhibits, Financial Statement
                         Schedules and Reports on
                         Form 8-K

                (a) 1.Financial Statements - See Item 8.
                    2.Financial Statement Schedules - All
                      schedules are omitted, since they
                      are either not applicable or the
                      required information is shown in
                      the financial statements or notes
                      thereto.
                    3.Exhibits - Exhibits have been filed
                      separately with the Commission in
                      conjunction with this Form 10-K.
                      Stockholders may obtain copies from
                      the Registrant's Investor Relations
                      Department upon written request.
                (b) Reports on Form 8-K - The Registrant was not
                    required to file any reports on Form 8-K during the three-month period ended December 31, 1993.

                                         PART I
          Item 1
          Description of Business

          General
               First  Commerce  Corporation  (FCC)  is a multi-bank holding company  with five wholly-owned bank subsidiaries  in  Louisiana:
          First National Bank of Commerce (FNBC) in New Orleans, City National Bank of Baton Rouge (CNB), Rapides Bank & Trust Company in Alexandria (RB&T), The First National Bank of Lafayette (FNBL) and The First National Bank of Lake Charles (FNBLC).
               Effective   January   1,   1994,   First  Acadiana  National
          Bancshares, Inc. (FANB), the parent company of First Acadiana National Bank was acquired by FCC for 1,290,145 shares of common stock. First Acadiana National Bank was merged with FNBL. The acquisition was accounted for as a pooling-of-interests.
               The five banks accounted for 99.3%  of  the assets of FCC at
          December 31, 1993 and substantially all of the net income for 1993. The banks offer customary services of banks of similar size and similar markets, including numerous types of interest-bearing and noninterest-bearing deposit accounts, commercial and installment loans, trust services, correspondent banking services and safe deposit facilities. For further discussion of FCC's operations, see the Financial Review section of FCC's 1993 Annual Report, which is incorporated by reference into Item 7 of this Annual Report on Form 10-K.
               During 1993, FCC or its bank subsidiaries owned seven  bank-
          related  subsidiaries:  First  Commerce Investment Services, Inc.
          (FCIS), Baronne Street Properties, Inc. (BSP), KNW, Ltd. (KNW), DLC, Ltd. (DLC), First Commerce Community Development Corporation (FCCDC), First Commerce Service Corporation (FCSC) and New Orleans Bancshares, Inc. (NOBS). FCIS is a discount brokerage subsidiary, which was organized under the rules of the Securities and Exchange Commission in 1985 and is a member of the National Association of Securities Dealers, Inc. (NASD). BSP is a 1% general partner and FNBC is a 99% limited partner in DLC and KNW, Louisiana Partnerships in Commendam, created to manage and sell foreclosed property. FCIS and BSP are both subsidiaries of FNBC.
               In  1992,  FCCDC  was  organized  as a Louisiana  non-profit organization under the policy guidelines established by the OCC for community development corporations. First Commerce developed this corporation to assist low-to-moderate income individuals to buy homes. Each of the five subsidiary banks of FCC owns 20% of FCCDC's outstanding common stock.
               FCSC  performs  services  such as audit, credit review, data processing, accounting, financial reporting and other services for all other subsidiaries of FCC. NOBS is an inactive company, organized in 1983 to hold the name "New Orleans Bancshares."


          Regulation
               Like  other  bank  holding  companies  in  Louisiana, FCC is subject to regulation by the Louisiana Commissioner of Financial Institutions and the Federal Reserve Board. Under the terms of the Bank Holding Company Act of 1956 (the "Act"), as amended, FCC is restricted to only banking or bank-related activities specifically allowed by the Act or the Federal Reserve Board. The Act requires FCC to file required reports with the Federal Reserve Board. Each of FCC's subsidiary banks is a member of the Federal Reserve System and is subject to regulation by the Federal Reserve Board and the FDIC. The four national bank subsidiaries are also subject to regulation and supervision by the Comptroller of the Currency, while the state-chartered bank subsidiary is subject to regulation and supervision by the Louisiana Commissioner of Financial Institutions.

          Payment of Dividends
               The primary source of funds for the dividends paid by FCC to its stockholders and debt service obligations is the dividends it receives from the bank subsidiaries. The payment of dividends by FCC's national banks is regulated by the Comptroller of the Currency. The payment of dividends by FCC's state bank is regulated by the Louisiana Commissioner of Financial Institutions and the Federal Reserve Board. Prior approval must be obtained from the appropriate regulatory authorities before dividends can be paid if the amount of defined capital, surplus and retained earnings is below defined regulatory limits. Additionally, the bank subsidiaries may not pay dividends in excess of their retained net profits (net income less dividends for the current and prior two years) without prior regulatory approval. Under certain circumstances, regulatory authorities may prohibit the payment of dividends by a bank or its parent holding company. See Note 16 of Notes to Consolidated Financial Statements, which is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

          Borrowings by the Company
               Federal law prohibits FCC from borrowing from its bank subsidiaries, unless the borrowings are secured by specified amounts and types of collateral. Additionally, such secured loans are generally limited to 10% of each subsidiary bank's capital and surplus and, in the aggregate with respect to FCC and all of its subsidiaries, to 20% of each subsidiary bank's capital and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

          Company Support of Bank Subsidiaries
               The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which could result in any insured depository institution owned by FCC (i.e., any bank subsidiary) being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by FCC. In addition, under Federal Reserve Board policy, FCC is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each such bank in circumstances in which such bank might need such outside support.
               The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act") provides, among other things, that undercapitalized institutions, as defined by regulatory authorities, must submit recapitalization plans, and a parent company of such an institution must either (i) guarantee the institution's compliance with the capital plan, up to an amount equal to the lesser of five percent of the institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, or (ii) suffer certain adverse consequences such as a prohibition of dividends by the parent company to its shareholders.


          Annual Insurance Assessment
               FCC's bank subsidiaries are subject to deposit insurance assessment by the FDIC. These assessments have been rising in recent years and could increase still further in the future.

          Prompt Corrective Action
               The 1991 Act and implementing regulations classify banks into five categories generally relating to their regulatory capital ratios and institutes a system of supervisory actions indexed to particular classification. Generally, banks that are classified as "well capitalized" or "adequately capitalized" are not subject to the supervisory actions specified in the 1991 Act for prompt corrective action, but may be restricted from taking certain actions that would lower their classification. Banks
          classified       as      "undercapitalized",       "significantly
          undercapitalized" or "critically undercapitalized" are subject to restrictions and supervisory actions of increasing stringency based on the level of classification.
               Under the present regulation, all five of FCC's Banks are "well-capitalized". While such a classification would exclude the Banks from the restrictions and actions envisioned by the prompt corrective action provisions of the 1991 Act, the regulatory agencies have broad powers under other provisions of federal law that would permit them to place restrictions on the Banks or take other supervisory action regardless of such classification.

          Other Provisions of 1991 Act
               In general, the 1991 Act subjected banks and bank holding companies to significantly increased regulation and supervision. Other significant provisions of the 1991 Act require the federal regulators to draft non-capital regulatory measures to assure bank safety, including underwriting standards and minimum earnings levels. The legislation further requires regulators to perform annual on-site bank examinations, places limits on real estate lending and tightens audit requirements. The 1991 Act and implementing regulations also impose disclosure requirements relating to fees charged and interest paid on checking and deposit accounts.

          Miscellaneous
               Federal and Louisiana law provide for the enforcement of any pro rata assessment of stockholders of a bank to cover impairment of capital stock by sale, to the extent necessary, of the stock of any assessed stockholder failing to pay the assessment. FCC, as the stockholder of its bank subsidiaries, is subject to these provisions.

               FCIS is registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, and is subject to regulation by the Securities and Exchange Commission and the Louisiana Commissioner of Securities. FCIS is a member of the NASD and, as such, is required to belong to the Securities Investor Protection Corporation, to which FCIS must pay an annual assessment.


          Item 2
          Properties

               FCC's executive  offices are located in leased facilities in the Central Business District of New Orleans. Through its subsidiaries, FCC also owns or leases its principal banking facilities and offices in New Orleans, Baton Rouge, Alexandria, Lafayette and Lake Charles. Of the 108 banking offices open at the end of 1993, 65 are owned and 43 are leased.
               FCSC performs data  processing  services for FCC and each of its subsidiaries in a facility in the Metropolitan New Orleans area, which is owned by FCSC.
               Management  considers  all properties owned or leased to  be suitable and adequate for their intended purposes and considers the leases to be fair and reasonable. For additional information concerning premises and information concerning FCC's obligations under long-term leases, see Note 9 of Notes to Consolidated Financial Statements, which is incorporated by reference into
          Item 8 of this Annual Report on Form 10-K.

          Item 3
          Legal Proceedings

               FCC and its subsidiaries have been named as defendants in various legal actions arising from normal business activities in which damages of various amounts are claimed. The amount, if any, of ultimate liability with respect to such matters cannot be determined. However, after consulting with legal counsel, management believes any such liability will not have a material effect on FCC's consolidated financial condition.

              Item 10.


          Executive Officers of the Registrant
               Ian Arnof, 54--President, Chief Executive Officer and Director of FCC since 1983.
               Amos T. Beason, 53--Executive Vice President and Chief Investment Officer of FCC since 1988.
               R. Jeffrey Brooks, 45--Executive Vice President and Director of Strategic Support of FCC since 1993; President and Chief Operating Officer of FNBL from 1992 to 1993; Senior Vice President and Bankcard Group Manager of FNBC from 1986 to 1992.
               Thomas L. Callicutt, Jr., 46--Senior Vice President, Controller and Principal Accounting Officer of FCC since 1987.
               Michael A. Flick, 45--Executive Vice President of FCC since 1985; Chief Credit Policy Officer of FCC since 1985; Chief Financial Officer from 1988 to 1992; Secretary to the Board of Directors since 1987.
               Howard C. Gaines, 53--Chairman and Chief Executive Officer of FNBC since 1988.
               Thomas C. Jaeger, 43--Senior Vice President and Chief Internal Auditor of FCC since 1989. Mr. Jaeger served as Senior Vice President and Chief Financial Officer of FNBC from 1987 to 1989.
               David B. Kelso, 41--Executive Vice President and Chief Financial Officer of FCC since 1992. Prior to joining FCC, Mr. Kelso was a consultant with the MAC Group in Washington, D.C. for more than five years.
               Ashton J. Ryan, Jr., 46--President and Chief Operating Officer of FNBC since 1991. Senior Executive Vice President of FCC since 1993. From 1981 to 1991, Mr. Ryan was a partner with Arthur Andersen & Co., CPAs, New Orleans, Louisiana.
               Joseph V. Wilson III, 44--Senior Executive Vice President of FCC since 1993; Executive Vice President of FCC from 1989 to 1992; Executive Vice President--Retail Group of FNBC from 1984 to 1989.




              Item 14. (a) 3. Exhibits


                  3.1  Amended and Restated Articles of
                       Incorporation of First Commerce
                       Corporation.

                  3.2  Amended By-laws of First Commerce
                       Corporation.

                  4.1  Indenture between First Commerce
                       Corporation and Republic
                       Bank Dallas, N.A., Trustee, including
                       the form of 12 3/4% Convertible Debenture due 2000, Series A included as
                       Exhibit 4.1 to First Commerce Corporation's
                       Annual Report on Form 10-K for the year
                       ended December 31, 1985 and incorporated herein by reference.

                  4.2 Indenture between First Commerce Corporation and Republic Bank Dallas, N.A., Trustee, including the form of 12 3/4% Convertible Debenture due 2000, Series B included as
                       Exhibit 4.2 to First Commerce Corporation's
                       Annual Report on Form 10-K for the year
                       ended December 31, 1986 and incorporated herein by reference.

                 10.1  Amendments numbered 8 and 9 to First
                       Commerce Corporation 1985 Stock
                       Option Plan and Form of Nonqualified
                       Stock Option Ageerement, included as
                       Exhibit 4-C and 4-D to First Commerce
                       Corporation's Registration Statement
                       (Registration No. 2-97152) on
                       Form S-8, and incorporated herein by
                       reference.

                 10.2  Amended First Commerce Corporation 1992
                       Stock Incentive Plan, Form of Nonqualified
                       Stock Option Agreement and Form of
                       Restricted Stock Agreement.

                 10.3 Amended First Commerce Corporation Supplemental Tax-Deferred Savings Plan.

                 10.4 First Commerce Corporation's Sharemax Corporate Incentive Plan.

                 10.5 First Commerce Corporation's Chief Executive Officer Sharemax Plan.

                 11    Statement Re:  Computation of Earnings Per Share.

                 13 First Commerce Corporation's 1993 Annual Report to Stockholders.

                 21    Subsidiaries of First Commerce Corporation.

                 23    Consent of Arthur Andersen & Co.



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         First Commerce Corporation
                         (Registrant)


                         By /s/ Thomas L. Callicutt, Jr.
                            Thomas L. Callicutt, Jr.
                          Senior Vice President, Controller and
                            Principal Accounting Officer


                         Date    March 24, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


    Signatures                                  Title
    __________                                  _____
 /s/Ian Arnof                     President and Chief Executive Officer

 /s/Hermann Moyse, Jr.            Chairman of the Board

 /s/David B. Kelso                Executive Vice President and Chief
                                  Financial Officer

 /s/James J. Bailey III           Director

 /s/John W. Barton                Director

 /s/Sydney J. Bsthoff III         Director

 /s/Robert H. Bolton              Director

 /s/Frances B. Davis              Director                                 By /s/Thomas L. Callicutt, Jr.
                                                                             Thomas L. Callicutt, Jr.
 /s/Laurance Eustis, Jr.          Director                                     Attorney-in-Fact

 /s/William P. Fuller             Director

 /s/Arthur Hollins III            Director                                 Date:  March 24, 1994

 /s/F. Ben James, Jr.             Director

 /s/Erik F. Johnsen               Director

 /s/J. Merrick Jones, Jr.         Director

 /s/Edwin Lupberger               Director

 /s/O. Miles Pollard, Jr.         Director

 /s/G. Frank Purvis, Jr.          Director

 /s/Edward M. Simmons             Director

 /s/H. Leighton Steward           Director

 /s/J. B. Storey                  Director

 /s/Robert A. Weigle              Director
