Form 10-K/A
period 1993-12-31
FIRST COMMERCE CORP /LA/
filed 1994-05-02
CIK 36204

SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D. C. 20549

                                             FORM 10-K/A

                                 AMENDMENT TO APPLICATION OR REPORT
                              Filed pursuant to Section 12, 13 or 15(d) of
                                 THE SECURITIES EXCHANGE ACT OF 1934

                                     FIRST COMMERCE CORPORATION
                      (Exact name of registrant as specified in charter)

                                           AMENDMENT NO. 1

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portion of its 1993 Annual Report on Form 10-K as set forth in the pages attached hereto:

               Item 14.(a) 3  Exhibits

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                             First Commerce Corporation
                                                      (Registrant)




Date    April 29, 1994                By  /s/Thomas L. Callicutt, Jr.
                                             Thomas L. Callicutt, Jr.
                                             Senior Vice President, Controller
                                             and Principal Accounting Officer


First Commerce Corporation

Item 14.(a) 3          Exhibits

                            24.2     Consent of Arthur Andersen & Co.

                            24.3     Consent of Arthur Andersen & Co.

                            28.1 Form 11-K - Annual Report of First Commerce Corporation's Tax-Deferred Savings Plan. Filed under Form SE - Form for submission of paper format exhibits by electronic filers pursuant to Rule 311 of Regulations S-T.

                            28.2 Form 11-K - Annual Report of First Commerce Corporation's Supplemental Tax-Deferred
                                     Savings Plan.  Filed under Form SE -
                                     Form for submission of paper format
                                     exhibits by electronic filers pursuant
                                     to Rule 311 of Regulations S-T.