Form 10-Q
period 1994-03-31
FIRST COMMERCE CORP /LA/
filed 1994-05-12
CIK 36204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549




                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

                               OR

 X   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission file number 0-7931


                   FIRST COMMERCE CORPORATION
     (Exact name of registrant as specified in its charter)


           Louisiana                              72-0701203
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification No.)


      210 Baronne Street                            70112
    New Orleans, Louisiana                        (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (504) 561-1371


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No     .

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.

             Class                   Outstanding as of May 10, 1994
- - --------------------------------    --------------------------------
 Common Stock, $5.00 par value                  26,157,004

                             Part I


Item 1.  Financial Statements.

             The information called for by this item is included in First Commerce Corporation's (FCC's) 1994 First Quarter Report to Stockholders filed as Exhibit 19 herewith and incorporated herein.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

             The information called for by this item is included in FCC's 1994 First Quarter Report to Stockholders filed as Exhibit 19 herewith and incorporated herein.

                              Part II

Item 1. Legal Proceedings.

             Legal proceedings involving FCC were previously reported in its Annual Report on Form 10-K for the year ended December 31, 1993. The only change since that time is related to a lawsuit that was previously reported. Robert J. Guidry v. Bank of LaPlace, Patrick Guidry, ABC Insurance Company and First National Bank of Commerce, No. 89-8267(N). Civil District Court, Parish of Orleans, Louisiana. The precedessor federal suit in this matter (subsequently dismissed) was previously reported in registrant's Form 10-Q for the quarter ended March 31, 1989.

             On April 22, 1994, a jury found that registrant's wholly-owned subsidiary, First National Bank of Commerce (FNBC), had breached a state law duty to plaintiff and found it partially responsible for plaintiff's loss, which it determined to be $4.54 million, plus interest from April 17, 1989. On May 3, 1994, the court entered judgement against FNBC for $681,000 plus interest from April 17, 1989. It is expected that the plaintiff will seek to modify the judgment or appeal seeking a higher monetary award. FNBC intends to appeal and believes that it had no duty to the plaintiff.

Item 2. Changes in Securities.

             None.

Item 3. Defaults Upon Senior Securities.

             None.

Item 4. Submission of Matters to a Vote of Security Holders.

             Not applicable.

Item 5. Other Information.

             None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits:

             4.1 - Indenture between FCC and Republic Bank Dallas, N.A. (now NationsBank of Texas, N.A.), Trustee, including the form of 12 3/4% Convertible Debenture due 2000, Series A included as Exhibit 4.1 to FCC's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference.

             4.2 - Indenture between FCC and Republic Bank Dallas, N.A. (now NationsBank of Texas, N.A.), Trustee, including the form of 12 3/4% Convertible Debenture due 2000, Series B included as Exhibit 4.2 to FCC's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference.

             11 -   Computation of Earnings Per Share

             19 -   1994 First Quarter Report to Stockholders of
                    First Commerce Corporation

        (b)  Reports on Form 8-K.

                  None.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              First Commerce Corporation





Date  May 12, 1994             /s/Thomas L. Callicutt, Jr.
                              Thomas L. Callicutt, Jr.
                              Senior Vice President, Controller
                              and Principal Accounting Officer