Form 10-Q
period 1994-06-30
FIRST COMMERCE CORP /LA/
filed 1994-08-12
CIK 36204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549




                            FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission file number 0-7931


                   FIRST COMMERCE CORPORATION
     (Exact name of registrant as specified in its charter)


           Louisiana                            72-0701203
(State or other jurisdiction of     (I.R.S Employer Identification No.)
incorporation or organization)


      210 Baronne Street                          70112
    New Orleans, Louisiana                     (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (504) 561-1371


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No     .

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.

             Class                    Outstanding as of August 11, 1994

 Common Stock, $5.00 par value                       26,162,932

                                  Part I


Item 1.   Financial Statements.

               The information called for by this item is included in First Commerce Corporation's (FCC) 1994 Second Quarter Report to Stockholders on pages 14 through 21 and is incorporated herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               The information called for by this item is included in FCC's 1994 Second Quarter report to Stockholders on pages 5 through 13 and is incorporated herein.

                               Part II

Item 1.  Legal Proceedings.

               Legal proceedings involving FCC were previously reported in its Annual Report on Form 10-K for the year ended December 31, 1993 and on Form 10-Q for the quarter ended March 31, 1994. The Form 10-Q for the quarter ended March 31, 1994 reported a judgement against a subsidiary of Registrant for $681,000, plus interest. Both the plaintiff and the subsidiary have since appealed to the Louisiana Court of Appeals. Plaintiff seeks to hold the subsidiary responsible for a greater amount of his damages up to $4.5 million plus interest. The subsidiary has appealed on the basis that it is not responsible to the plaintiff for any amount. In the opinion of management, after consulting with counsel, the ultimate outcome of the litigation will not result in a material adverse effect upon the Registrant.

Item 2.  Changes in Securities.

          None.

Item 3.  Defaults Upon Senior Securities.

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.

          (a) The annual meeting of the stockholders of FCC (the "Meeting") was held on April 18, 1994.

          (b)  and (c)


SUBMISSION OF MATTERS                 FOR         AGAINST*    ABSTAIN   BROKER
                                                                        NONVOTE
- - --------------------------------------------------------------------------------
 I. DIRECTORS ELECTED
    Ian Arnof                      19,007,384     46,171        0        0
    James J.Bailey III             18,944,044    109,511        0        0
    John  W. Barton                18,739,788    313,767        0        0
    Sydney J. Besthoff III         18,986,067     67,488        0        0
    Robert H. Bolton               18,985,736     67,819        0        0
    Francis B. Davis               19,005,732     47,823        0        0
    Laurance Eustis, Jr            19,003,578     49,977        0        0
    William P. Fuller              18,990,553     63,002        0        0
    Arthur Hollins III             19,007,268     46,287        0        0
    F. Ben James, Jr.              19,008,054     45,501        0        0
    Erik F. Johnsen                19,005,296     48,259        0        0
    J. Merrick Jones, Jr.          19,008,054     45,501        0        0
    Edwin Lupberger                19,004,158     49,397        0        0
    Hermann Moyse, Jr.             18,987,325     66,230        0        0
    O. Miles Pollard, Jr.          19,005,163     48,392        0        0
    G. Frank Purvis, Jr.           19,003,809     49,746        0        0
    Edward M. Simmons              19,008,054     45,501        0        0
    H. Leighton Steward            18,696,003    357,552        0        0
    Joseph B. Storey               18,987,144     66,411        0        0
    Robert A. Weigle               19,007,804     45,751        0        0
- - --------------------------------------------------------------------------------
 * With respect to Item I of the table, Directors Elected, these numbers reflect the number of shares as to which authority to vote for the particular director was withheld.


SUBMISSION OF MATTERS                FOR      AGAINST    ABSTAIN   BROKER
                                                                   NONVOTE
- - ---------------------------------------------------------------------------
II. Amendment and restatement of
FCC's 1992 Stock Incentive Plan
(the "Plan")                       16,509,455  751,770  171,560  1,620,770
- - ---------------------------------------------------------------------------
III. Approval of the performance
goals applicable to awards of
restricted stock and
performance shares granted under
the Plan.                          16,939,628  324,610  168,547  1,620,770
- - ---------------------------------------------------------------------------
IV. Approval of FCC's Chief
Executive Officer Sharemax Plan.   18,069,646  813,286  170,623          0
- - ---------------------------------------------------------------------------

Item 5.  Other Information.

               FCC and Lakeside Bancshares, Inc. have signed a definitive agreement to merge the two companies and their respective subsidiaries, The First National Bank of Lake Charles and Lakeside National Bank. Lakeside Bancshares, Inc. is headquartered in Lake Charles, Louisiana and as of March 31, 1994, had assets of $190 million and deposits of $172 million.

               FCC and First Bancshares, Inc. have signed a definitive agreement to merge the two companies and their respective subsidiaries, First National Bank of Commerce and First Bank. First Bancshares, Inc. is headquartered in Slidell, Louisiana and as of March 31, 1994, had assets of $247 million and deposits of $223 million.

               FCC and City Bancorp, Inc. have signed a letter of intent to merge the two companies and their respective subsidiaries, The First National Bank of Lafayette and City Bank and Trust Company of New Iberia. As of March 31, 1994, City Bancorp, Inc. had assets of $89 million and deposits of $73 million.

               Each of these transactions are subject to regulatory and shareholder approval, and certain other conditions. If all conditions are met, it is expected that all three mergers would be effected in the fourth quarter of 1994.

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

               11  -   Computation of Earnings Per Share

               13  -   1994 Second Quarter Report to Stockholders of First
                       Commerce Corporation

          (b)  Reports on Form 8-K.

               None.

                                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  First Commerce Corporation





Date  August 12, 1994                              /s/Thomas L. Callicutt, Jr.
                                                  Thomas L. Callicutt, Jr.
                                                  Senior Vice President,
                                                  Controller and Principal
                                                  Accounting Officer