Form 10-Q
period 1994-09-30
FIRST COMMERCE CORP /LA/
filed 1994-11-10
CIK 36204

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549




                                        FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1994

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
Yes  X    No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.


                 Class                    Outstanding as of November 9, 1994
                 -----                    ----------------------------------

       Common Stock, $5.00 par value                26,178,643

                       ____________________________

                              Part I


Item 1.   Financial Statements.

          The information called for by this item is included in First Commerce Corporation's (FCC) 1994 Third Quarter Report to Stockholders on pages 14 through 21 and is incorporated herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The information called for by this item is included in FCC's 1994 Third Quarter report to Stockholders on pages 5 through 12 and is incorporated herein.


                              Part II

Item 1.   Legal Proceedings.

          Legal proceedings involving FCC were previously reported in its Annual Report on Form 10-K for the year ended December 31, 1993 and on Form 10-Q for the quarter ended March 31, 1994 and for the quarter ended June 30, 1994. There have been no material developments since these filings.


Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

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

                11  -   Computation of Earnings Per Share

                13  -   1994 Third Quarter Report to Stockholders of First
                        Commerce Corporation

                27  -   Financial Data Schedule

          (b)   Reports on Form 8-K.

                None.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            First Commerce Corporation






Date:  November 10, 1994                    /s/Thomas L. Callicutt, Jr.
      -------------------                  -----------------------------
                                               Thomas L. Callicutt, Jr.
                                               Senior Vice President,
                                               Controller and Principal
                                               Accounting Officer