Form 10-K
period 1994-07-02
FIRST COMMERCE CORP /LA/
filed 1995-03-20
CIK 36204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                     FORM 10-K


            [X]  Annual Report Pursuant To Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1994
                                  _________________

            [ ]  Transition Report Pursuant To Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                                  _________________

                         Commission file number: 0-7931

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

       Registrant's telephone number, including area code: (504) 561-1371
                              ______________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                       None

           SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                               Title of each class:
                               ___________________

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

                             Yes   X       No
                                 _____         _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                           ___________________________

   State the aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 24, 1995.
                            Approximately $694,149,348*
                           ___________________________

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock: $5.00 par value; 29,369,774 shares outstanding as of February 24, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE



                                                           Part of Form 10-K
Documents Incorporated                                  into which Incorporated
______________________                                  _______________________

Annual Report to Stockholders for                          Parts II and IV
the year ended December 31, 1994.




Definitive Proxy Statement                                       Part III
_______________________________________________________________________________

* For the purposes of this computation, shares owned by directors and executive officers have been excluded.

                                       PART I
          Item 1
          Description of Business

          General
          _______
               First Commerce Corporation (FCC) is a multi-bank holding company with five wholly-owned bank subsidiaries in Louisiana:
          First National Bank of Commerce (FNBC) in New Orleans, City National Bank of Baton Rouge (CNB), Rapides Bank & Trust Company in Alexandria (RB&T), The First National Bank of Lafayette (FNBL) and The First National Bank of Lake Charles (FNBLC).
               Effective February 17, 1995, First Bancshares, Inc. (First), the parent company of First Bank, Slidell, Louisiana, was acquired by FCC for 2,705,220 shares of FCC common stock. First Bank was merged with FNBC. The acquisition was accounted for as a pooling-of-interests.
               Also effective February 17, 1995, City Bancorp, Inc. (City), the parent company of City Bank & Trust Company (City Bank), New Iberia, Louisiana, was acquired by FCC for 516,252 shares of FCC common stock. City Bank was merged with FNBL. The acquisition was accounted for as a purchase.
               The five banks accounted for 99.3% of the assets of FCC at December 31, 1994, and substantially all of the net income for 1994. The banks offer customary services of banks of similar size and similar markets, including numerous types of interest-bearing and noninterest-bearing deposit accounts, commercial and consumer loans, trust services, correspondent banking services and safe deposit facilities. For further discussion of FCC's operations, see the Financial Review section of FCC's 1994 Annual Report, which is incorporated by reference into Item 7 of this Annual Report on Form 10-K.
               FCC has a number of non-bank subsidiaries none of which, individually or in the aggregate with other non-bank subsidiaries account for a significant amount of assets, revenues or earnings.


          Regulation
          __________
               Like  other  bank  holding  companies  in Louisiana, FCC  is subject to regulation by the Louisiana Commissioner of Financial Institutions and the Federal Reserve Board. Under the terms of the Bank Holding Company Act of 1956 (the "Act"), as amended, FCC is restricted to only banking or bank-related activities specifically allowed by the Act or the Federal Reserve Board. The Act requires FCC to file required reports with the Federal Reserve Board. Each of FCC's subsidiary banks is a member of the Federal Reserve System and is subject to regulation by the Federal Reserve Board and the FDIC. The four national bank subsidiaries are also subject to regulation and supervision by the Comptroller of the Currency, while the state-chartered bank subsidiary is subject to regulation and supervision by the Louisiana Commissioner of Financial Institutions.

          Payment of Dividends
               The primary source of funds for debt service obligations and the dividends paid by FCC to its stockholders is the dividends it receives from the bank subsidiaries. The payment of dividends by FCC's national banks is regulated by the Comptroller of the Currency. The payment of dividends by FCC's state bank is regulated by the Louisiana Commissioner of Financial Institutions and the Federal Reserve Board. Prior approval must be obtained from the appropriate regulatory authorities before dividends can be paid if the amount of defined capital, surplus and retained earnings is below defined regulatory limits. Additionally, the national bank subsidiaries may not pay dividends in excess of their retained net profits (net income less dividends for the current and prior two years) without prior regulatory approval. The state bank subsidiary may not pay dividends in excess of retained net profits (net income less dividends for the current year and one prior year) without prior regulatory approval. Under certain circumstances, regulatory authorities may prohibit the payment of dividends by a bank or its parent holding company. See Note 17 of Notes to Consolidated Financial Statements, which is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

          Borrowings by the Company
               Federal law prohibits FCC or any of its non-bank subsidiaries from borrowing from its bank subsidiaries, unless the borrowings are secured by specified amounts and types of collateral. Additionally, such secured loans are generally limited to 10% of each subsidiary bank's capital and surplus and, in the aggregate with respect to FCC and all of its subsidiaries, to 20% of each subsidiary bank's capital and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

          Other Provisions of the 1991 Act
               In general, the 1991 Act subjected banks and bank holding companies to significantly increased regulation and supervision. Other significant provisions of the 1991 Act require the federal regulators to draft non-capital regulatory measures to assure bank safety, including underwriting standards and minimum earnings levels. The legislation further requires regulators to perform annual on-site bank examinations, places limits on real estate lending and tightens audit requirements. The 1991 Act and implementing regulations also impose disclosure requirements relating to fees charged and interest paid on checking and deposit accounts.

          Interstate Banking and Branching Efficiency Act
               In 1994, the Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was enacted. Among other things, the Interstate Act (i) allows bank holding companies after September, 1995 to acquire a bank located in any state, subject to certain limitations that may be imposed by the state, (ii) allows banks after June 1, 1997 (or earlier if permitted by state law) to merge across state lines unless the home state has enacted prior to June 1, 1997 a law opting out of interstate bank mergers, and (iii) permits banks to establish branches outside their state of domicile if expressly permitted by the law of the state in which the branch is to be located. Registrant is unable to predict at this time the effect of the Interstate Act on competition or the extent to which the Louisiana legislature will enact laws governing interstate bank acquisitions or branching.

          Annual Insurance Assessment
               FCC's bank subsidiaries are subject to deposit insurance assessment by the FDIC. The FDIC is currently considering the reduction of the deposit insurance premium; the timing and amount of any reduction cannot be predicted.

          Miscellaneous
               Federal and Louisiana law provide for the enforcement of any pro rata assessment of stockholders of a bank to cover impairment of capital stock by sale, to the extent necessary, of the stock of any assessed stockholder failing to pay the assessment. FCC, as the stockholder of its bank subsidiaries, is subject to these provisions.

          Item 2
          Properties

               FCC's executive  offices are located in leased facilities in the Central Business District of New Orleans. Through its subsidiaries, FCC also owns or leases its principal banking facilities and offices in New Orleans, Baton Rouge, Alexandria, Lafayette and Lake Charles. Of the 105 banking offices open at the end of 1994, 63 are owned and 42 are leased.
               Data processing   services    for   FCC and   each   of  its
          subsidiaries are performed in a facility in the Metropolitan New Orleans area, which is owned by a subsidiary of FCC.
               Management  considers  all properties owned or leased to  be suitable and adequate for their intended purposes and considers the leases to be fair and reasonable. For additional information concerning premises and information concerning FCC's obligations under long-term leases, see Note 10 of Notes to Consolidated Financial Statements, which is incorporated by reference into
          Item 8 of this Annual Report on Form 10-K.

          Item 3
          Legal Proceedings

               In the quarter ended March 31, 1989, suit was filed against Registrant's wholly owned subsidiary, First National Bank of Commerce (FNBC) in the matter entitled Guidrey v. Bank of LaPlace and others, Civil Distric Court for the Parish of Orleans. Plaintiff seeks to recover losses on certain investments, claiming that the devendants breached duties owned to him. On April 22, 1994, a jury found that FNBC had breached a state law duty to plaintiff, Robert J. Guidry, and found it partially responsible for plaintiff's loss, which it determined to be $4.54 million, plus interest from April 17, 1989. On May 3, 1994, the court entered judgment against FNBC for 15% of the damages (approximately $681,000) plus interest from April 17, 1989. Both the plaintiff and FNBC have since appealed to the Louisiana Court of Appeals. Plaintiff seeks to hold FNBC responsible, jointly with other devendants, for his damages up to $4.54 million plus interest. FNBC has appealed on the basis that it is not responsible to the plaintiff for any amount. In the opinion of management, after consulting with counsel, the ultimate outcome of the litigation will not result in a material adverse effect upon the Registrant.

               FCC and its subsidiaries have been named as defendants in various other legal actions arising from normal business activities in which damages of various amounts are claimed. The amount, if any, of ultimate liability with respect to such matters cannot be determined. However, after consulting with legal counsel, management believes any such liability will not have a material effect on FCC's consolidated financial condition.



                Item 4: Submission of Matters to a Vote of Securites
                        Holders, Not Applicable

                                       PART II

                        Information required for Items 5 through 8 are included in First Commerce Corporation's 1994 Annual Report to stockholders filed as Exhibit 13 herewith and incorporated herein on the pages indicated below.


                Item 5:  Market for the Registrant's Common Stock and
                         Related Stockholder Matters                      36-38
                Item 6:  Selected Financial Data                          36-38
                Item 7:  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations    16-35
                Item 8:  Financial Statements and Supplementary Data      39-60
                Item 9:  Changes in and Disagreements with Accountants
                         on Accounting and Financial  Disclosure,  Not
                         Applicable                                       -

                                         PART III

                Item 10: Directors and Executive Officers of the  Registrant

               Ian Arnof, 55--President, Chief Executive Officer and Director of FCC since 1983.
               R. Jeffrey Brooks, 46--Executive Vice President since 1993; Director of Strategic Support of FCC from 1993 to 1994; President and Chief Operating Officer of FNBL from 1992 to 1993; Senior Vice President and Bankcard Group Manager of FNBC from 1986 to 1992.
               Thomas L. Callicutt, Jr., 47--Senior Vice President, Controller and Principal Accounting Officer of FCC since 1987.
               Michael A. Flick, 46--Executive Vice President of FCC since 1985; Chief Administrative Officer of FCC since 1994; Chief Credit Policy Officer of FCC from 1985 to 1994; Chief Financial Officer from 1988 to 1992; Secretary to the Board of Directors since 1987.
               Howard C. Gaines, 54--Chairman of the Board of Directors of FNBC since 1988; Chief Executive Officer of FNBC from 1988 to 1994.
               Thomas C. Jaeger, 44--Executive Vice President and Chief Financial Officer of FCC since 1994; Senior Vice President and Chief Internal Auditor of FCC from 1989 to 1994. Mr. Jaeger served as Senior Vice President and Chief Financial Officer of FNBC from 1987 to 1989.
               Kimberly Y. Lee, 34--Executive Vice President and Chief Internal Auditor of FCC since 1994. Ms. Lee served as Senior Vice President and Manager of Audit and Credit Review of FCC from 1992 to 1994, and served as a national bank examiner for the Office of the Comptroller of the Currency from 1982 to 1992.
               Ashton J. Ryan, Jr., 47--President of FNBC since 1991; Chief Executive Officer of FNBC since 1994; Chief Operating
          Officer of FNBC from 1991 to 1994; Senior Executive Vice President of FCC since 1993. From 1981 to 1991, Mr. Ryan was a partner with Arthur Andersen LLP, New Orleans, Louisiana.
               E. Graham Thompson, 58--Executive Vice President, Chief Credit Policy Officer and Director of Risk Management of FCC since 1994; Chief Executive Officer of FNBL from 1992 to 1994; Chairman of FNBL from 1993 to 1994; President of FNBL from 1992 to 1993; Chief Executive Officer of RBT from 1992 to 1994; President and Chief Executive Officer of CNB from 1987 to 1992.
               Joseph V. Wilson III, 45--Senior Executive Vice President of FCC since 1993; Executive Vice President of FCC from 1989 to 1992; Executive Vice President--Retail Group of FNBC from 1984 to 1989.


                        The remaining information required under Item 10, and the information required by Items 11 through 13 is incorporated by reference to the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.


                                        PART IV

                Item 14: Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K

                (a)  1.  Financial Statements - See Item 8.
                     2.  Financial Statement Schedules - All
                         schedules are omitted, since they are
                         either not applicable or the required
                         information is shown in the financial
                         statements or notes thereto.

                Item 14.

                (a)  3.  Exhibits

             2. Agreement and Plan of Merger dated May 27, 1994 between First Commerce Corporation and First Bancshares, Inc., included as Exhibit 2 to First Commerce Corporation's Registration Statement on Form S-4 (Registration Number 33-54865) and incorporated herein by referece.

             3.1 Amended and Restated Articles of Incorporation of First Commerce Corporation, included as Exhibit 3.1 to First Commerce Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

             3.2 Amended By-laws of First Commerce Corporation, included as Exhibit 3.2 to First Commerce Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

             4.1 Indenture between First Commerce Corporation and Republic Bank Dallas, N.A. (now NationsBank Texas, N. A.), Trustee, including the form of 12 3/4% Convertible Debenture due 2000, Series A included as
                  Exhibit 4.1 to First Commerce Corporation's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference.

             4.2 Indenture between First Commerce Corporation and Republic Bank Dallas, N.A. (now NationsBank Texas, N. A.), Trustee, including the form of 12 3/4% Convertible Debenture due 2000, Series B included as
                  Exhibit 4.2 to First Commerce Corporation's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.

            10.1  Amended   and   Restated  First  Commerce  Corporation
                  Supplemental Tax-Deferred Savings Plan.

            10.2  First   Commerce   Corporation    Retirement   Benefit
                  Restoration Plan.

            10.3 Restatement of First Commerce Corporation Supplemental Tax-Deferred Savings Trust Agreement.

            10.4 First Commerce Corporation Amended and Restated 1992 Stock Incentive Plan, Form of Nonqualified Stock Option Agreement and Form of Restricted Stock Agreement.

            11    Statement Re:  Computation of Earnings Per Share.

            13    First  Commerce  Corporation's 1994 Annual  Report  to
                  Stockholders.

            21    Subsidiaries of First Commerce Corporation.

            23    Consent of Arthur Andersen LLP.

            24    Power of Attorney.

            27    Financial Data Schedule.


                (b) Reports on Form 8-K - The Registrant was not required to file any reports on Form
                     8-K during the three-month period ended
                     December 31, 1994.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            First Commerce Corporation
                            (Registrant)


                            By /s/ Thomas L. Callicutt, Jr.
                               _________________________
                               Thomas L. Callicutt, Jr.
                               Senior Vice President,
                               Controller and Principal
                               Accounting Officer



                            Date    March 20, 1995
                                 _______________________

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


    Signatures                           Title
    __________                           _____

    Ian Arnof               President and Chief Executive Officer

    Hermann Moyse, Jr.      Chairman of the Board

    Thomas C. Jaeger        Executive Vice President and
                            Chief Financial Officer

    James J. Bailey III     Director

    Sydney J. Besthoff III  Director

    Robert H. Bolton        Director

    Frances B. Davis        Director

    Laurance Eustis, Jr.    Director
                                             By  /s/ Thomas L. Callicutt, Jr.
    William P. Fuller       Director             ____________________________
                                                     Thomas L. Callicutt, Jr.
    Arthur Hollins III      Director                   Attorney-in-Fact

    F. Ben James, Jr.       Director

    Erik F. Johnsen         Director                Date:  March 20, 1995

    J. Merrick Jones, Jr.   Director

    Edwin Lupberger         Director

    O. Miles Pollard, Jr.   Director

    G. Frank Purvis, Jr.    Director

    Edward M. Simmons       Director

    H. Leighton Steward     Director

    J. B. Storey            Director

    Robert A. Weigle        Director