Form 10-Q
period 1995-03-31
FIRST COMMERCE CORP /LA/
filed 1995-05-15
CIK 36204

- --------------------------------------------------------------------


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


- ---------------------------------------------------------------------

                           FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995


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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.


            Class                       Outstanding as of May 10, 1995
            _____                       ______________________________

Common Stock, $5.00 par value                   28,935,853

                   FIRST COMMERCE CORPORATION
                              INDEX





Part 1:  Financial Information


Item 1.  Financial Statements                          Page No.

             Consolidated Balance Sheets                    3

             Consolidated Statements of Income              4

             Consolidated Statements of Changes
                  in Stockholders' Equity                   5

             Consolidated Statements of Cash Flows          6


             Notes to Consolidated Financial Statements     7

             Report of Independent Public Accountants      15

Item 2.  Management's Discussion and Analysis of Financial

             Condition and Results of Operations.          16


Part II:  Other Information                                26

                           CONSOLIDATED BALANCE SHEETS



(dollars in thousands)                            March 31                December 31
=======================================================================================
                                                      1995        1994        1994
                                                              (Restated)  (Restated)
- ---------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                         $343,176    $315,985    $408,343
  Interest-bearing deposits in other banks             151      90,693         281
  Securities
     Held to maturity (market value $10,180,
     $455,001 and $12,984, respectively)            10,179     456,363      12,973
     Available for sale, at market               2,590,376   2,614,312   2,492,578
  Trading account securities                        13,613         466       8,970
  Federal funds sold and securities purchased
    unde resale agreements                           2,825     115,330      66,230
  Loans and leases, net of unearned income of
    $9,674, $12,583 and $8,147, respectively     3,577,687   2,810,738   3,387,415
    Allowance for loan losses                      (57,828)    (66,085)    (55,933)
- ---------------------------------------------------------------------------------------
        Net loans and leases                     3,519,859   2,744,653   3,331,482
=======================================================================================
  Premises and equipment                           129,264     113,303     123,159
  Accrued interest receivable                       62,730      55,367      62,442
  Other real estate                                  2,762       7,027       5,913
  Goodwill and other intangibles                    21,064      15,494      15,118
  Other assets                                     183,327      89,382     274,936
- ---------------------------------------------------------------------------------------
        Total assets                            $6,879,326  $6,618,375  $6,802,425
=======================================================================================
LIABILITIES
    Noninterest-bearing deposits                $1,233,515  $1,334,878  $1,270,130
    Interest-bearing deposits                    4,434,589   4,185,859   4,406,240
- ---------------------------------------------------------------------------------------
        Total deposits                           5,668,104   5,520,737   5,676,370
=======================================================================================
  Short-term borrowings                            489,215     408,368     470,974
  Accrued interest payable                          29,196      19,650      22,907
  Accounts payable and other accrued
    liabilities                                     56,769      52,190      51,499
  Long-term debt                                    88,665      89,682      88,956
- ---------------------------------------------------------------------------------------
        Total liabilities                        6,331,949   6,090,627   6,310,706
=======================================================================================
STOCKHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares
    authorized Series 1992, 7.25%
    cumulative convertible, $25 stated
    value Issued--2,397,370, 2,399,170
    and 2,398,170 shares, respectively              59,934      59,979      59,954
  Common stock, $5 par value
    Authorized--100,000,000 shares
    Issued--29,446,705, 28,849,573 and
      28,898,051 shares, respectively              147,234     144,248     144,491
  Capital surplus                                  140,262     128,546     128,811
  Retained earnings                                232,139     218,323     231,305
  Treasury stock -- 516,100 common shares,
    at cost                                        (13,760)          -           -
  Unearned restricted stock compensation            (1,056)     (1,191)       (592)
  Net unrealized (loss) on securities
    available for sale                             (17,376)    (22,157)    (72,250)
- ---------------------------------------------------------------------------------------
        Total stockholders' equity                 547,377     527,748     491,719
=======================================================================================
        Total liabilities and stockholders'
          equity                                $6,879,326  $6,618,375  $6,802,425
=======================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.


                              CONSOLIDATED STATEMENTS OF INCOME


                                                              Three Months Ended
(dollars in thousands except per share data)                        March 31
======================================================================================
                                                               1995         1994
                                                                         (Restated)
- --------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans and leases                      $75,987       $59,771
  Interest on tax-exempt securities                            1,840         1,907
  Interest and dividends on taxable securities                40,043        39,444
  Interest on money market investments                           884           822
- --------------------------------------------------------------------------------------
    Total interest income                                    118,754       101,944
======================================================================================
INTEREST EXPENSE
  Interest on deposits                                        39,717        27,887
  Interest on short-term borrowings                            6,052         4,841
  Interest on long-term debt                                   2,739         2,836
- --------------------------------------------------------------------------------------
    Total interest expense                                    48,508        35,564
======================================================================================
NET INTEREST INCOME                                           70,246        66,380
PROVISION FOR LOAN LOSSES                                      3,007        (3,757)
======================================================================================
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           67,239        70,137
======================================================================================
OTHER INCOME
  Deposit fees and service charges                            11,654        11,148
  Credit card fee income                                       6,371         5,470
  Trust fee income                                             3,751         3,483
  Broker/dealer revenue                                        1,916         2,202
  ATM fee income                                               1,786         1,021
  Other operating revenue                                      4,048         4,873
  Securities transactions                                    (13,322)        1,122
- --------------------------------------------------------------------------------------
    Total other income                                        16,204        29,319
======================================================================================
OPERATING EXPENSE
  Salary expense                                              29,768        26,898
  Employee benefits                                            6,565         5,778
- --------------------------------------------------------------------------------------
    Total personnel expense                                   36,333        32,676
  Net occupancy expense                                        4,389         4,217
  Equipment expense                                            4,826         3,673
  Professional fees                                            3,299         3,063
  FDIC insurance expense                                       3,072         3,008
  Other operating expense                                     15,749        12,275
- --------------------------------------------------------------------------------------
    Total operating expense                                   67,668        58,912
======================================================================================
INCOME BEFORE INCOME TAX EXPENSE                              15,775        40,544
INCOME TAX EXPENSE                                             5,142        13,116
======================================================================================
NET INCOME                                                    10,633        27,428
PREFERRED DIVIDEND REQUIREMENTS                                1,087         1,087
======================================================================================
INCOME APPLICABLE TO COMMON SHARES                            $9,546       $26,341
======================================================================================
EARNINGS PER COMMON SHARE
  Primary                                                      $ .33         $ .91
  Fully diluted                                                $ .33         $ .83
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Primary                                                 29,103,906    29,007,657
  Fully diluted                                           29,103,906    34,950,531
======================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.


                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                              Net
                                                                                                         Unrealized
                                                                                             Unearned     (Loss) on
                                   Preferred                                                Restricted   Securities
(dollars in thousands                Stock      Common    Capital    Retained   Treasury       Stock      Available
except per share data)            Series 1992   Stock     Surplus    Earnings    Stock     Compensation    for Sale    Total
================================================================================================================================
Balance at January 1, 1994
  (Restated)                         $59,979   $143,839   $127,051   $198,515   $      -     $     (817)   $      -   $528,567
  Net income                               -          -          -     27,428          -              -           -     27,428
  Cash dividends
    Series 1992 preferred stock
        ($.45 per share)                   -          -          -     (1,087)         -              -           -     (1,087)
    Common stock ($.25 per share)          -          -          -     (6,533)         -              -           -     (6,533)
  Common stock issuances to plans -
     32,552 shares                         -        161        633          -          -              -           -        794
  Stock options exercised, net of
    shares surrendered in payment
    and tax benefit - 39,835               -        199        392          -          -              -           -        591
  Restricted stock activity                -         49        470          -          -           (374)          -        145
  Change in net unrealized (loss)
    on securities available for
    sale                                   -          -          -          -          -              -     (22,157)   (22,157)
- -------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1994
  (Restated)                         $59,979   $144,248   $128,546   $218,323   $      -     $   (1,191)   $(22,157)  $527,748
===============================================================================================================================
Balance at January 1, 1995
  (Restated)                         $59,954   $144,491   $128,811   $231,305   $      -     $     (592)   $(72,250)  $491,719
  Net income                               -          -          -     10,633          -              -           -     10,633
  Cash dividends
    Series 1992 preferred stock
      ($.45 per share)                     -          -          -     (1,087)         -              -           -     (1,087)
    Common stock ($.30 per share)          -          -          -     (8,694)         -              -           -     (8,694)
  Conversion of 800 shares of
      preferred stock into 931
      shares of common stock             (20)         5         15          -          -              -           -          -
  Common stock purchase under plan         -          -          -        (18)         -              -           -        (18)
  Stock options exercised, net of
     shares surrendered in payment
     and tax benefit-10,948 shares         -         55         83          -          -              -           -        138
  Restricted stock activity                -        103        440          -          -           (464)          -         79
  Issuance and repurchase of
     equal number of shares to
     acquire City Bancorp, Inc.
     -516,100 shares                       -      2,580     10,913          -    (13,760)             -           -       (267)
  Change in net unrealized (loss)
     on securities available for
     sale                                  -          -          -          -          -              -      54,874     54,874
- -------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995            $59,934   $147,234   $140,262   $232,139   ($13,760)    $   (1,056)   $(17,376)  $547,377
===============================================================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.


                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended
(dollars in thousands)                                                 March 31
========================================================================================
                                                                    1995      1994
                                                                           (Restated)
- ----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                                     $10,633     $27,428
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                    3,007      (3,757)
      Depreciation and amortization                                4,434       3,286
      Amortization of intangibles                                    547         650
      Deferred income tax expense                                    273       1,888
      Net (gain) loss from securities transactions                13,322      (1,122)
      Net (gain) on loan sales                                       (18)     (1,087)
      (Increase) decrease in trading account securities           (4,643)         16
      Decrease in accrued interest receivable                         24       1,139
      Decrease in other assets                                     9,844      19,234
      Increase in accrued interest payable                         6,085       2,404
      Increase (decrease) in accounts payable and other
        accrued liabilities                                        6,616      (6,568)
      Other, net                                                      31        (256)
- ----------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                 50,155      43,255
========================================================================================
INVESTING ACTIVITIES
  Net (increase) decrease in interest-bearing deposits
    in other banks                                                   130     (35,271)
  Proceeds from sales and calls of securities held to
    maturity                                                         344          60
  Proceeds from maturities of securities held to maturity         38,024     321,924
  Purchases of securities held to maturity                           (16)          -
  Proceeds from sales and calls of securities available
    for sale                                                     519,394     449,188
  Proceeds from maturities of securities available
    for sale                                                      35,611     102,587
  Purchases of securities available for sale                    (541,046)   (616,753)
  Net (increase) decrease in federal funds sold and
    securities purchased under resale agreements                  67,955     (84,730)
  Proceeds from sales of loans                                     5,132      54,749
  Net (increase) in loans                                       (156,658)    (30,365)
  Purchase of City Bancorp,  Inc., net of cash acquired           (9,679)          -
  Purchases of premises and equipment                             (9,311)     (7,819)
  Proceeds from sales of foreclosed assets                         5,040       2,678
  Other, net                                                        (589)        100
- ----------------------------------------------------------------------------------------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES             (45,669)    156,348
========================================================================================
FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, NOW accounts,
    money market accounts and savings accounts                  (189,579)     30,890
  Net increase (decrease) in time deposits                       110,810     (35,403)
  Net increase (decrease) in short-term borrowings                18,241    (270,445)
  Payments on long-term debt                                        (291)     (1,473)
  Proceeds from sales of common stock                                110       1,150
  Cash dividends                                                  (8,944)     (7,284)
- ----------------------------------------------------------------------------------------
    NET CASH (USED) BY FINANCING ACTIVITIES                      (69,653)   (282,565)
========================================================================================
    (DECREASE) IN CASH AND CASH EQUIVALENTS                      (65,167)    (82,962)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             408,343     398,947
========================================================================================
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $343,176    $315,985
========================================================================================



   The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.


NOTE 1
Summary of Significant Accounting Policies

   The consolidated financial statements include the accounts of First Commerce Corporation (FCC) and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated.
   The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The consolidated financial statements for the interim periods have not been independently audited. However, the interim consolidated financial statements have been reviewed by FCC's independent public accountants in accordance with standards for such reviews established by the American Institute of Certified Public Accountants, and their review report is included herein.
   Certain prior year amounts have been reclassified to conform with current year financial statement presentation.
   The Notes to Consolidated Financial Statements included herein should be read in conjuction with the Notes to Consolidated Financial Statements included in FCC's 1994 Annual Report to Stockholders.


Change in Accounting Principle - Loan Impairment

   In May, 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan." In October 1994,
FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
- - Income Recognition and Disclosures," which amends SFAS No. 114. These standards require the measurement of impairment on certain loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the loan's collateral, if the
loan is collateral dependent.   FCC adopted these statements effective
January 1, 1995, and adoption did not have a material impact on the consolidated financial statements.

NOTE 2
Acquisitions

   On February 17, 1995, FCC completed its mergers with First Bancshares, Inc. (First) and City Bancorp, Inc. (City). First, the parent company of First Bank, Slidell, Louisiana, merged with FCC in exchange for 2,705,537 shares of FCC common stock. First Bank was merged with First National Bank of Commerce (FNBC), a wholly owned subsidiary of FCC. The acquisition was accounted for as a pooling-of-interests; accordingly, prior period financial information has been restated to include this acquisition. On December 31, 1994, First had $244 million in assets. Selected separate and combined financial information of FCC and First for the quarter ended March 31, 1994 are presented below (in thousands, except per share amounts).


                                              FCC     First  Combined
- -------------------------------------------------------------------------
Three Months Ended March 31, 1994
    Net interest income                     $62,746   $3,634  $66,380
    Other income, excluding
       securities transactions              $27,379     $818  $28,197
    Net income                              $26,132   $1,296  $27,428
    Earnings per common share
        Primary                               $ .95    $1.53    $ .91
        Fully diluted                         $ .86    $1.53    $ .83
- -------------------------------------------------------------------------

    On February 17, 1995, City, the parent company of City Bank & Trust Company (City Bank), New Iberia, Louisiana, merged with FCC in exchange for 516,100 shares of FCC common stock. FCC repurchased an equal number of shares of its
common stock.   City Bank was merged with The First National Bank of Lafayette, a wholly owned subsidiary of FCC. The acquisition was accounted for as a purchase. Related intangibles will be amortized over periods not to exceed fifteen years. Proforma results of City have been excluded due to the immaterial impact on FCC's consolidated results of operations.
   FCC has mergers pending with Lakeside Bancshares, Inc. (Lakeside) in Lake Charles, Louisiana and Peoples Bancshares, Inc. (Peoples) in Chalmette, Louisiana. Both mergers are subject to regulatory approval and certain other conditions. It is expected that both mergers will be completed in the third quarter of 1995.

NOTE 3
Securities Held to Maturity

     An analysis of securities held to maturity follows (in thousands):




                                  Amortized   Unrealized   Unrealized   Fair
                                    Cost        Gains       (Losses)    Value
==================================================================================
March 31, 1995
- ----------------------------------------------------------------------------------
Obligations of states
  and political
  subdivisions                    $   126       $     1     $    -      $127
Other debt securities                 500             -          -       500
Equity securities                   9,553             -          -     9,553
- ----------------------------------------------------------------------------------
      Total securities held
        to maturity               $10,179       $     1     $    -   $10,180
==================================================================================
March 31, 1994 (Restated)
- ----------------------------------------------------------------------------------
U.S. Treasury securities         $437,575        $1,535     $    -   $439,110
Obligations of U.S.
  agencies and
  corporations                      6,882             -     (2,960)     3,922
Obligations of states
  and political
  subdivisions                      2,041            63          -      2,104
Other debt securities                 500             -          -        500
Equity securities                   9,365             -          -      9,365
- ----------------------------------------------------------------------------------
      Total securities held
        to maturity              $456,363        $1,598    ($2,960)  $455,001
==================================================================================


     An analysis of the amortized cost and the fair values of securities held to maturity by maturity periods follows (in thousands):



                                  Amortized Unrealized     Unrealized   Fair
                                    Cost      Gains         (Losses)   Value
==================================================================================
March 31, 1995
==================================================================================
Within one year                   $    35       $     -     $    -    $    35
One to five years                     591             1          -        592
Five to ten years                       -             -          -          -
After ten years                     9,553             -          -      9,553
- ----------------------------------------------------------------------------------
      Total securities held
        to maturity               $10,179       $     1     $    -    $10,180
==================================================================================


NOTE 4
Securities Available for Sale


     An analysis of securities available for sale follows (in thousands):


                                  Amortized  Unrealized   Unrealized     Fair
                                     Cost      Gains       (Losses)      Value
===================================================================================
March 31, 1995
- -----------------------------------------------------------------------------------
U. S. Treasury securities          $1,457,601   $2,715   $  (5,133)    $1,455,183
Obligations of  U. S. agencies
  and corporations
   Mortgage-backed securities        930,103     1,948     (37,388)       894,663
   Notes                             119,451     2,501           -        121,952
Obligations of states
  and political
  subdivisions                        96,780     9,853        (728)       105,905
Equity securities                     13,172         -        (499)        12,673
- -----------------------------------------------------------------------------------
   Total securities
     available for sale           $2,617,107  $17,017   $ (43,748)    $2,590,376
===================================================================================
March 31, 1994 (Restated)
- -----------------------------------------------------------------------------------
U.S. Treasury securites           $1,106,467  $ 2,655   $ (16,591)    $1,092,531
Obligations of U. S. agencies
  and corporations
   Mortgage-backed securities      1,405,883      464     (31,476)     1,374,871
   Notes                               8,400      112         (11)         8,501
Obligations of states
  and political
  subdivisions                        92,403   11,849        (287)       103,965
Other debt securities                  5,390       42           -          5,432
Equity securities                     29,859        -        (847)        29,012
- -----------------------------------------------------------------------------------
    Total securities
      available for sale          $2,648,402  $15,122   $ (49,212)    $2,614,312
===================================================================================

     An analysis of the amortized cost and fair values of the securities available for sale by maturity periods follows (in thousands):


                                   Amortized  Unrealized  Unrealized     Fair
                                     Cost       Gains      (Losses)     Value
===================================================================================
March 31, 1995
- -----------------------------------------------------------------------------------
Within one year                   $  183,559  $   331   $    (983)    $  182,907
One to five years                  1,404,913    5,438      (4,327)     1,406,024
Five to ten years                    166,174    1,454      (5,931)       161,697
After ten years                      862,461    9,794     (32,507)       839,748
- -----------------------------------------------------------------------------------
      Total securities
        available for sale        $2,617,107  $17,017   $ (43,748)    $2,590,376
===================================================================================


NOTE 5
Loans and Leases


     The composition of loans and leases was as follows (in thousands):


                                               March 31     December 31
===========================================================================
                                            1995       1994       1994
                                                    (Restated)  (Restated)
- ---------------------------------------------------------------------------
  Loans to individuals -
     Residential mortgages
        First lien                        $604,766    $475,768    $560,990
        Junior lien                         79,809      84,093      88,340
  Loans to individuals - other             951,280     729,980     902,716
  Commercial, financial and
    agricultural                           750,081     508,977     716,193
  Real estate                              686,874     576,751     613,026
  Credit card loans                        412,710     358,695     426,224
  Other loans                              101,841      89,057      88,073
- ---------------------------------------------------------------------------
Total loans and leases                   3,587,361   2,823,321   3,395,562
  Unearned income                           (9,674)    (12,583)     (8,147)
- ---------------------------------------------------------------------------
Loans and leases, net
    of unearned income                  $3,577,687  $2,810,738  $3,387,415
===========================================================================


NOTE 6
Impaired Loans

    A loan is considered to be impaired when, based on current information and events, it is probable that FCC will be unable to collect all amounts due according to the contractual terms of the loan agreement. As of March 31, 1995, impaired loans totaled $15,316,000, of which $535,000 required a total impairment allowance of $116,000. During the first quarter of 1995, impaired loans averaged $13,400,000.
    FCC places loans and leases on nonaccrual status when, in the opinion of managment, there is sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. When a loan is placed on nonaccrual status, interest accrued but not collected is usually reversed against interest income. Generally, any payments received on nonaccrual loans are first applied to reduce outstanding principal amounts. Loans are not reclassified as accruing until interest and principal payments are brought current and future payments are reasonably assured. Loans that are considered to be impaired also meet FCC's criteria for nonaccrual status, and no interest income is accrued on impaired loans.
   In accordance with the provisions of SFAS No. 114, consumer installment loans, residential mortgages and credit card loans are not considered to be impaired loans.


NOTE 7
Debt

   Total cash payments for interest expense on long-term debt, short-term borrowings and deposits were $42,219,000 and $33,147,000 for the three-month periods ended March 31, 1995 and 1994, respectively.

NOTE 8
Off-Balance Sheet Instruments

   A summary of obligations under financial instruments which are not reflected in the consolidated financial statements follows (in thousands):



                                                        March 31
===========================================================================
                                                    1995         1994
                                                              (Restated)
- ---------------------------------------------------------------------------
Commitments to extend credit for loans and
  leases (excluding credit card plans)          $1,042,210      $767,271
Commitments to extend credit for credit
  card plans                                    $1,481,695    $1,234,312
Commercial letters of credit                    $    1,359    $    2,242
Financial letters of credit                     $   54,466    $   44,016
Performance letters of credit                   $   16,519    $   18,144
Foreign exchange contracts
  Commitments to purchase                       $      418    $    1,323
  Commitments to sell                           $        -    $    1,386
When-issued securities
  Commitments to purchase                       $    2,120    $    1,900
  Commitments to sell                           $    1,405    $        -
Interest rate contracts (a)
  Swaps, including amortizing interest
    rate swaps                                  $  360,000    $  258,000
  Caps                                          $  350,000    $    5,000
  Cap corridors                                 $  100,000    $  550,000
===========================================================================

 (a) Notional principal amounts.


NOTE 9
Income Taxes


   The components of income tax expense in the consolidated statements of income were as follows (in thousands):


                                            Three Months Ended
                                                 March 31
===================================================================
                                             1995       1994
                                                     (Restated)
- -------------------------------------------------------------------
Current                                    $4,869      $11,228
Deferred                                      273        1,888
- -------------------------------------------------------------------
   Total                                   $5,142      $13,116
===================================================================


   Income tax expense related to state and foreign income taxes is included above and was insignificant in both periods presented. Income tax expense (benefit) related to securities transactions was $(4,663,000) and $393,000 for the three month periods ended March 31, 1995 and 1994, respectively.

Income Taxes


   Total income tax expense was different from the amount computed by applying the statutory federal income tax rates to pretax income as follows (in percentages):



                                            Three Months Ended March 31
==========================================================================
                                                 1995        1994
                                                         (Restated)
- --------------------------------------------------------------------------
Federal income tax expense                      35.00%      35.00%
Increase (decrease) resulting from:
  Benefits attributable to
    tax-exempt interest                         (5.50)      (2.17)
  Nondeductible expenses                         3.06         .45
Other items, net                                  .04        (.93)
- --------------------------------------------------------------------------
Actual income tax expense                       32.60%      32.35%
==========================================================================

Current income taxes payable were $1.78 million and $9.37 million at March 31, 1995 and 1994, respectively.

   Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There were net deferred tax assets of $25.56 million and $34.60 million on March 31, 1995 and 1994, respectively. The major temporary differences which created deferred tax assets and liabilities were as follows (in thousands):


                                                  March 31
=============================================================================
                                        1995                   1994
                                                             (Restated)
                                 Deferred   Deferred    Deferred   Deferred
                                    Tax       Tax          Tax        Tax
                                   Assets  Liabilities   Assets   Liabilities
- -----------------------------------------------------------------------------
Allowance for loan losses        $19,740   $     -      $22,678     $     -
Unrealized loss on securities      9,503         -       11,933           -
Amortization of intangibles        2,929         -        3,599           -
Employee benefits                  2,463         -        1,826           -
Interest on nonaccrual loans       1,169         -        2,624           -
Allowance for losses on
   foreclosed assets               1,050         -        3,578           -
Accumulated depreciation               -     4,711            -       4,412
Accrued liabilities                    -     4,261            -       3,945
Bond accretion                         -     3,120            -       4,039
Other                              1,786       991        3,336       2,580
- -----------------------------------------------------------------------------
  Total deferred taxes           $38,640   $13,083      $49,574    $ 14,976
=============================================================================



   FCC's cash payments for federal income tax liabilities were $11.22 million for the three months ended March 31, 1994. There were no cash payments for federal income tax liabilities for the three months ended March 31, 1995.

NOTE 10
Contingencies

   FCC and its subsidiaries have been named as defendants in various legal actions arising from normal business activities in which damages in various amounts are claimed. The amount, if any, of ultimate liability with respect to such matters cannot be determined. However, after consulting with legal counsel, management believes any such liability will not have a material effect on FCC's consolidated financial condition or results of operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
and Board of Directors of
First Commerce Corporation:

      We have reviewed the accompanying consolidated balance sheets of FIRST COMMERCE CORPORATION (a Louisiana corporation) and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income for the three-month periods ended March 31, 1995 and 1994, and the consolidated statements of changes in stockholders' equity and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

      We  have  previously audited, in accordance with  generally accepted auditing standards, the consolidated balance sheet of First Commerce Corporation and subsidiaries as of December 31, 1994 and the related statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein) and, in our report dated January 11, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                   /s/ Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP



New Orleans, Louisiana
April 12, 1995

SELECTED FINANCIAL DATA (dollars in thousands except per share data)


                                         1995                          1994
==============================================================================================
                                         First      Fourth      Third     Second      First
                                        Quarter    Quarter     Quarter    Quarter    Quarter
                                                  (Restated) (Restated) (Restated) (Restated)
- ----------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                         $6,722,307 $6,758,027 $6,616,987 $6,562,902 $6,838,438
  Earning assets                        6,165,016  6,252,583  6,096,066  6,012,760  6,233,181
  Loans and leases                      3,445,077  3,202,692  3,043,151  2,860,632  2,787,702
  Securities                            2,656,089  2,950,532  3,008,704  3,079,505  3,344,808
  Deposits                              5,609,016  5,439,220  5,402,500  5,422,006  5,493,851
  Long-term debt                           88,717     88,989     89,039     89,349     91,129
  Stockholders' equity                    522,006    506,455    517,783    516,655    538,075
- ----------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Total interest income                  $118,754   $115,948   $108,437   $101,467   $101,944
  Net interest income                      70,246     70,454     68,828     65,606     66,380
  Net interest income (FTE)                71,620     71,866     70,275     66,978     67,851
  Provision for loan losses                 3,007       (354)    (2,550)    (4,782)    (3,757)
  Other income (exclusive of
    securities transactions)               29,526     29,398     27,609     27,845     28,197
  Securities transactions                 (13,322)   (18,326)   (19,576)    (6,705)     1,122
  Operating expense                        67,668     70,883     62,505     61,359     58,912
  Operating income                         19,292     19,236     24,443     24,648     26,699
  Net income                               10,633      7,325     11,717     20,292     27,428
- ----------------------------------------------------------------------------------------------
KEY RATIOS
  Operating return on average assets         1.16%      1.13%      1.50%      1.51%      1.58%
  Operating return on average total
    equity                                  14.99%     15.07%     19.23%     19.14%     20.12%
  Operating return on average common
    equity                                  15.98%     16.13%     20.80%     20.69%     21.73%
  Net interest margin                        4.68%      4.58%      4.59%      4.46%      4.39%
  Efficiency ratio                          66.90%     70.00%     63.86%     64.71%     61.34%
  Overhead ratio                             2.51%      2.63%      2.27%      2.24%      2.00%
  Allowance for loan losses to
    loans and leases                         1.62%      1.65%      1.86%      2.06%      2.35%
  Nonperforming assets to loans
    and leases plus foreclosed assets         .51%       .58%       .74%       .88%      1.01%
  Average loans to deposits ratio           61.42%     58.88%     56.33%     52.76%     50.74%
  Equity ratio                               7.96%      7.23%      7.69%      7.84%      7.97%
  Leverage ratio                             8.06%      8.07%      8.29%      8.33%      7.84%
- ----------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
   Net income-primary                       $ .33      $ .21      $ .37      $ .66      $ .91
   Operating income-primary                 $ .63      $ .63      $ .80      $ .81      $ .88
   Net income-fully diluted                 $ .33      $ .21      $ .37      $ .63      $ .83
   Operating income-fully diluted           $ .60      $ .60      $ .75      $ .75      $ .81

COMMON STOCK DIVIDENDS
   Cash dividends                           $ .30      $ .30      $ .30      $ .25      $ .25
   Dividend payout ratio                    90.91%    142.86%     81.08%     37.88%     27.47%

BOOK VALUES (end of period)
   Book value                              $16.87     $14.95     $15.81     $15.73     $16.24
   Tangible book value                     $16.14     $14.43     $15.31     $15.22     $15.70

COMMON STOCK DATA
   High stock price                        $27.25     $26.76     $28.75     $30.00     $28.50
   Low stock price                         $22.00     $21.75     $25.75     $23.50     $24.00
   Closing stock price                     $25.00     $22.00     $26.75     $28.25     $24.00
   Trading volume                       5,826,590  5,723,897  4,857,105  7,313,633 12,340,097
   Number of stockholders
     (end of period)                        8,014      7,808      7,825      7,812      7,713

AVERAGE COMMON SHARES OUTSTANDING
   (in thousands)
  Primary                                  29,104     29,023     29,026     29,034     29,008
  Fully diluted                            29,104     29,023     29,026     34,965     34,951

NUMBER OF EMPLOYEES (end of period)         3,462      3,575      3,638      3,725      3,638
=============================================================================================


FIRST QUARTER IN REVIEW

      First Commerce Corporation's (FCC's) net income for the first quarter of 1995 was $10.6 million, compared to $7.3 million in the fourth quarter of 1994 and $27.4 million in 1994's first quarter. Losses on securities transactions were the most significant factor impacting net income in both the first quarter of 1995 and 1994's fourth quarter. During the first quarter of 1995, $528 million of securities were sold at a net after tax loss of $8.7 million. Securities transactions resulted in after tax losses of $11.9 million in the fourth quarter and after tax gains of $.7 million in last year's first quarter. Operating income, which excludes securities transactions, was $19.3 million for the current quarter, $19.2 million for the fourth quarter, and $26.7 million in last year's first quarter.
      Fully diluted earnings per share were $.33 for the first quarter, $.21 for the fourth quarter and $.83 in the first quarter of 1994. Excluding the effect of securities transactions, fully diluted earnings per share were $.60 in both the first quarter of 1995 and fourth quarter of 1994, and $.81 in 1994's first quarter.
      In addition to the losses on securities transactions, several events impacted first quarter results. These included:
      . an improved net interest margin due primarily to significant loan growth and higher securities yields;
          the return to a positive provision for loan losses;
      . $1.1 million in severance expense related to delivery system redesign and other strategic initiatives; and
      .   the  completion of acquisitions in FCC's Lafayette  and  New
          Orleans  markets,  with  merger-related charges  of   $2.3
          million.
      On February 17, 1995, FCC completed its mergers with First Bancshares, Inc. (First), the parent company of First Bank, Slidell, Louisiana, and City Bancorp, Inc. (City), the parent company of City Bank & Trust Company, New Iberia, Louisiana. The First merger was accounted for as a pooling-of-interests; accordingly, prior period financial information has been restated. The City merger was accounted for as a purchase.
      FCC has mergers pending with Lakeside Bancshares, Inc. in Lake Charles, Louisiana and Peoples Bancshares, Inc. in Chalmette, Louisiana. Both mergers are subject to regulatory approval and certain other conditions and are expected to be completed in the third quarter of 1995. These two mergers are expected to add approximately $300 million in assets when they are completed.
      A more detailed review of FCC's financial condition and earnings for the first quarter follows. This review should be read in conjunction with the consolidated financial statements of First Commerce Corporation and Subsidiaries, which follows and the Financial Review in the 1994 Annual Report.

EARNINGS ANALYSIS

Net Interest Income
     Net interest income (FTE) for the first quarter was $71.6 million, a decline of less than 1% from the fourth quarter but an increase of 6% from the same quarter in 1994. The net interest margin was 4.68% for the first quarter. This was an improvement of ten basis points over the fourth quarter and was 29 basis points higher than 1994's first quarter. The net interest spread of 3.85% also improved - three basis points better than the fourth quarter and five basis points wider than 1994's first quarter.
     Table 1 presents average balance sheets, net interest income (FTE) and interest rates for the first quarters of 1995 and 1994 and the fourth quarter of 1994. Table 2 analyzes the components of changes in net interest income between these same periods.



TABLE 1.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE) (a) AND INTEREST RATES
================================================================================================================================
                                          First Quarter 1995                     First Quarter 1994       Fourth Quarter 1994
                                                                                    (Restated)                (Restated)
- --------------------------------------------------------------------------------------------------------------------------------
                                          Average                          Average                     Average
(dollars in thousands)                    Balance     Interest    Rate     Balance   Interest   Rate   Balance   Interest  Rate
- --------------------------------------------------------------------------------------------------------------------------------
ASSETS
  EARNING ASSETS
  Loans and leases                       $3,445,077    $76,554     8.99%   2,787,702   60,295   8.75%  3,202,692  $70,764  8.78%
  Securities
    Taxable                               2,558,139     40,070     6.31    3,243,572   39,549   4.91   2,851,697   42,545  5.94
    Tax-exempt                               97,950      2,621    10.71      101,236    2,746  10.85      98,835    2,634 10.66
- --------------------------------------------------------------------------------------------------------------------------------
      Total securities                    2,656,089     42,691     6.47    3,344,808   42,295   5.09   2,950,532   45,179  6.10
- --------------------------------------------------------------------------------------------------------------------------------
  Interest-bearing deposits in banks            258          3     3.47       73,521      608   3.35       4,400       65  5.86
  Federal funds sold and securities
    purchased under resale agreement         53,434        769     5.84       25,401      194   3.23      89,604    1,250  5.51
  Trading account securities                 10,158        111     4.45        1,749       23   5.26       5,355      102  7.57
- --------------------------------------------------------------------------------------------------------------------------------
      Total money market investments         63,850        883     5.61      100,671      825   3.36      99,359    1,417  5.64
- --------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                6,165,016   $120,128     7.88%   6,233,181 $103,415   6.70%  6,252,583 $117,360  7.47%
- --------------------------------------------------------------------------------------------------------------------------------
NONEARNING ASSETS
  Other assets (b)                          614,420                          675,204                     562,501
  Allowance for loan losses                 (57,129)                         (69,947)                    (57,057)
- --------------------------------------------------------------------------------------------------------------------------------
      Total assets                       $6,722,307                       $6,838,438                  $6,758,027
================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  INTEREST-BEARING LIABILITIES
  Interest-bearing deposits
    NOW account deposits                   $940,037     $4,630     2.00%  $  947,831 $  3,269  1.40%    $854,989   $3,516  1.63%
    Money market investment deposits        648,339      3,364     2.11      787,346    3,797  1.96      709,853    3,587  2.01
    Savings and other consumer time       2,219,708     24,321     4.44    2,109,438   17,519  3.37    2,176,897   22,191  4.04
    Time deposits $100,000 and over         566,048      7,402     5.31      392,887    3,302  3.41      462,116    5,310  4.56
- --------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits     4,374,132     39,717     3.68    4,237,502   27,887  2.67    4,203,855   34,604  3.27
- --------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                     421,863      6,052     5.82      650,622    4,841  3.02      655,696    8,086  4.90
  Long-term debt                             88,717      2,739    12.53       91,129    2,836 12.62       88,989    2,804 12.50
- --------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing
        liabilities                       4,884,712    $48,508     4.03%   4,979,253           2.90%   4,948,540  $45,494  3.65%
- --------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
AND STOCKHOLDERS' EQUITY
  Noninterest-bearing deposits            1,234,884                        1,256,349                   1,235,365
  Other liabilities                          80,705                           64,761                      67,667
  Stockholders' equity                      522,006                          538,075                     506,455
- --------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
        stockholders'equity              $6,722,307                       $6,838,438                  $6,758,027
================================================================================================================================
      Net interest income (FTE) and
        margin                                         $71,620     4.68%             $ 67,851  4.39%              $71,866  4.58%
================================================================================================================================
      Net earning assets and spread      $1,280,304                3.85%  $1,253,928           3.80%  $1,304,043           3.82%
================================================================================================================================
      Cost of funds                                                3.19%                       2.31%                       2.89%
================================================================================================================================

(a)  Based on a 35% tax rate.
(b) Includes mark-to-market adjustment on securities available for sale.




TABLE 2. SUMMARY OF CHANGES IN NET INTEREST INCOME (FTE) (a)
==========================================================================================================

                                         First Quarter 1995                     First Quarter 1995
                                    Compared to First Quarter 1994        Compared to Fourth Quarter 1994
- ----------------------------------------------------------------------------------------------------------
                                    Total       Due to      Due to        Total       Due to      Due to
                                   Increase   Change in    Change in     Increase    Change in  Change in
(in thousands)                    (Decrease)    Volume       Rate       (Decrease)     Volume      Rate
- ----------------------------------------------------------------------------------------------------------
EARNING ASSETS
 Loans and leases                  $16,259     $14,567    $  1,692        $5,790      $5,384     $   406
 Securities
   Taxable                             521      (9,371)      9,892        (2,475)     (4,527)      2,052
   Tax-exempt                         (125)        (88)        (37)          (13)        (24)         11
- ----------------------------------------------------------------------------------------------------------
     Total securities                  396      (9,459)      9,855        (2,488)     (4,551)      2,063
- ----------------------------------------------------------------------------------------------------------
 Interest-bearing deposits in
   banks                              (605)       (446)       (159)          (62)        (32)        (30)
 Federal funds sold and securities
     purchased under resale
     agreements                        575         319         256          (481)       (519)         38
 Trading account securities             88          93          (5)            9          65         (56)
- ----------------------------------------------------------------------------------------------------------
     Total money market
       investments                      58         (34)         92          (534)       (486)        (48)
- ----------------------------------------------------------------------------------------------------------
     Total interest income         $16,713     $ 5,074     $11,639        $2,768     $   347      $2,421
==========================================================================================================
INTEREST-BEARING LIABILITIES
 Interest-bearing deposits
   NOW account deposits            $ 1,361     $   (27)    $ 1,388        $1,114     $   373      $  741
   Money market investment
     deposits                         (433)       (706)        273          (223)       (317)         94
   Savings and other consumer
     time deposits                   6,802         957       5,845         2,130         443       1,687
   Time deposits $100,000 and
     over                            4,100       1,813       2,287         2,092       1,296         796
- ----------------------------------------------------------------------------------------------------------
     Total interest-bearing
       deposits                     11,830       2,037       9,793         5,113       1,795       3,318
- ----------------------------------------------------------------------------------------------------------
 Short-term borrowings               1,211      (2,136)      3,347        (2,034)     (3,207)      1,173
 Long-term debt                        (97)        (75)        (22)          (65)         (9)        (56)
- ----------------------------------------------------------------------------------------------------------
     Total interest expense        $12,944      $ (174)    $13,118        $3,014     $(1,421)     $4,435
- ----------------------------------------------------------------------------------------------------------
     Change in net interest
       income (FTE)                 $3,769      $5,248     $(1,479)       $ (246)     $1,768     $(2,014)
==========================================================================================================

   (a) Based on a 35% tax rate.




     The slight decrease in net interest income from the fourth quarter was attributable to three principal factors: higher interest-bearing liability costs, a 1% lower level of earning assets and fewer days. The cost of funds was 3.19% for the first quarter, 30 basis points higher than the fourth quarter. This increase primarily reflected the repricing of deposits at higher rates combined with a 92 basis point increase in the rate on short-term borrowings. The lower level of earning assets reflected a reduction in short-term borrowings, lessening reliance upon this relatively high cost funding source.
      Loan growth and the higher-yielding securities portfolio offset increased interest-bearing liability costs and caused the improvement in the net interest margin and spread as compared to the prior quarter. Average loans grew 8% in 1995's first quarter from the fourth quarter of 1994. Loans were 56% of average earning assets in the current quarter, compared to 51% last quarter. The yield on the securities portfolio increased for the fourth consecutive quarter. For the first quarter of 1995, the yield on the securities portfolio was 6.47%, a 37 basis point increase from the fourth quarter.

      When compared to the first quarter of 1994, improvements in net interest income and the net interest margin and spread reflected 24% average loan growth and the higher-yielding securities portfolio. Loans increased to 56% of average earning assets in the current quarter, compared to 45% in the same period of last year. The yield on the securities portfolio was 138 basis points higher than in the first quarter of 1994. These positive factors were partially offset by an 88 basis point increase in the cost of funds.

Provision For Loan Losses
      The provision for loan losses was a positive $3.0 million in the first quarter. In 1994, there were negative provisions of $.4 million in the fourth quarter and $3.8 million in the first quarter. The return to a positive provision was the result of continued strong loan growth; FCC's asset quality measures remain strong. The provision is expected to remain positive for the remainder of 1995, mainly because loan growth is expected to continue.
      For discussion of the allowance for loan losses, net charge-offs and nonperforming assets, see the Credit Risk Management section of this Financial Review.

Other Income
     Other income, excluding securities transactions, was $29.5 million for the first quarter, compared to $29.4 million and $28.2 million in the fourth and first quarters of 1994, respectively.
      The less than 1% increase from the fourth quarter was due to higher trust ($394,000) and ATM ($359,000) fees, partially offset by a seasonal decline in credit card fees ($572,000). Trust fees increased 12%, primarily from a higher volume of bond trusteeships and employee benefit plans. The 25% rise in ATM fees mainly reflected higher volumes associated with the addition of ATMs during the quarter.
      Higher credit card ($901,000), ATM ($765,000), deposit ($506,000)
and trust ($268,000) fees caused the 5% rise from the first quarter of 1994. These increases were primarily the result of a continuing increase in business volumes. A $1.1 million gain on the sale of mortgage loans included in 1994's first quarter and a $286,000 decrease in broker/dealer income partially offset these increases.
      Securities  transactions resulted in pretax net losses  of  $13.3 million in the first quarter of 1995. For the fourth and first quarters of 1994, securities transactions resulted in pretax net losses of $18.3 million and pretax net gains of $1.1 million, respectively.

Operating Expense
      Operating expense was $67.7 million for the first quarter of 1995 and included $2.3 million of merger-related charges and $1.1 million in severance expense. In 1994's fourth quarter, operating expense was $70.9 million and included $2.7 million of merger-related charges and $2.3 million in severance expense. Operating expense was $58.9 million in last year's first quarter. The severance expense recognized in both the current and fourth quarters was related to delivery system redesign and other strategic initiatives.
      Excluding severance and merger-related charges, operating expense decreased 2% from the fourth quarter. This decline was primarily due to lower professional fees ($920,000) and nonperforming assets expense ($940,000). Lower professional fees were mainly due to expenses included in 1994's fourth quarter associated with FCC's ongoing strategic initiatives. Nonperforming assets expense reflected lower provisions for losses on foreclosed properties combined with gains on sales of foreclosed properties.
      Compared to the first quarter of 1994, the $8.8 million increase in operating expense was mainly due to the current quarter's severance expense and merger-related charges. Additional increases from 1994's first quarter resulted from annual raises for employees, depreciation of branch automation equipment and higher advertising costs.

FINANCIAL CONDITION ANALYSIS

Securities
      The securities portfolio totaled $2.6 billion at March 31, 1995, compared to $2.5 billion at December 31, 1994 and $3.1 billion at March 31, 1994. Average securities were $2.7 billion for the first quarter of 1995, $3.0 billion last quarter and $3.3 billion in 1994's first quarter. The lower level of average securities was related to significant loan growth and the reduction of short-term borrowings. Securities were 43% of average earning assets in the first quarter of 1995, compared to 47% in the fourth quarter and 54% in last year's first quarter.
      During the first quarter of 1995, FCC continued its strategy of improving the earnings stream on its portfolio, rather than holding securities to maturity and maintaining an earnings stream significantly below the current market yield. $528 million of securities were sold at a pretax loss of $13.3 million during the first quarter. At the end of 1995's first quarter, the securities portfolio yield was 6.70%, compared to 6.26% at the end of 1994 and 5.05% at March 31, 1994.
     Notes 3 and 4 contain additional information on securities held to maturity and available for sale.

Securities Available for Sale
      As of March 31, 1995, securities available for sale were $2.6 billion, compared to $2.5 billion at year-end 1994 and $2.6 billion at March 31, 1994. As of March 31, 1995, 99.6% of FCC's securities portfolio was classified as available for sale, compared to 99.5% and 85.1% at December 31, 1994 and March 31, 1994, respectively.
      The net unrealized loss, net of tax, reflected as a reduction of stockholders' equity was $17.4 million at March 31, 1995, including gross unrealized losses of $43.7 million and gross unrealized gains of $17.0 million. The net unrealized loss, net of tax, was $72.3 million at year-end 1994 and $22.2 million at March 31, 1994. The significant reduction in the unrealized loss from December 31, 1994 primarily reflected improving bond prices during 1995's first quarter. The unrealized loss resulted almost wholly from interest rate fluctuations and does not represent a permanent impairment of value.

Securities Held to Maturity
      Securities held to maturity were $10.2 million at March 31, 1995, compared to $13.0 million at December 31, 1994 and $456.4 million a year ago. The decline from March 31, 1994 reflects maturities of securities in the held to maturity category.

Money Market Investments
      As of March 31, 1995, money market investments were $16.6 million and averaged $63.9 million for the quarter. Average money market investments were $99.4 million last quarter and $100.7 million in the first quarter of 1994. The decrease in money market investments was the result of significant loan growth and the reduction in short-term borrowings.

Loans
      Loans and leases, net of unearned income, were $3.6 billion as of March 31, 1995, a 6% increase from December 31, 1994 and 27% higher than a year ago. Average loans rose 8% from the fourth quarter and were up 24% from last year's first quarter.
      Loan growth was across all sectors of the portfolio. From the fourth quarter to 1995's first quarter, the most significant increases were in commercial real estate loans and loans to individuals, primarily automobile loans. Compared to the first quarter of 1994, the strongest loan growth was in commercial loans and loans to individuals, primarily automobile loans. Commercial loan growth came from virtually all industry categories. Strong loan growth is a trend that is expected to continue throughout 1995.

Deposits
      As of March 31, 1995, deposits were $5.7 billion. Average deposits for the first quarter were $5.6 billion, 3% over 1994's fourth quarter and 2% above the first quarter of 1994. The most significant growth from both prior periods was in time deposits of $100,000 and over. This growth was mainly due to a rise in public funds deposits reflecting FCC's reentry into that market. Core deposits were 90% of average deposits for the current quarter, compared to 92% in the fourth quarter and 93% in last year's first quarter.

Short-Term Borrowings
      Short-term borrowings were $489.2 million at March 31, 1995. During the first quarter, short-term borrowings averaged $421.9 million, a 36% reduction from the prior quarter and down 35% from last year's first quarter. As a percent of average interest-bearing liabilities, short-term borrowings were 9% in the first quarter, compared to 13% for both the first and fourth quarters of 1994. The proceeds from a portion of FCC's securities sales in both the current and prior quarter were used to reduce the level of short-term borrowings, lessening the reliance upon this relatively high cost funding source.

Off-Balance Sheet Instruments
     FCC uses off-balance sheet instruments to manage various risks and generate fee income. FCC does not use off-balance sheet instruments for speculative purposes. Note 8 provides additional information for off-balance sheet instruments.
     The total notional amount of FCC's interest rate contracts was $810 million as of March 31, 1995, unchanged from year-end 1994. The estimated fair value of FCC's interest rate contracts at March 31, 1995 was a loss of $9.5 million, compared to a loss of $13.0 million at year-end 1994. The change reflected declining interest rates. Interest rate contracts increased FCC's interest expense $994,000 in the first quarter of 1995. This expense was related to amortizing interest rate swaps, combined with the amortization of the premium paid for interest rate caps. The amortizing interest rate swaps were purchased to hedge the cost of certificates of deposit when interest rates were declining, converting deposits which were fixed rate into floating rate. As rates began to rise in 1994, these swaps began to increase FCC's deposit costs. Interest rate caps were purchased during the fourth quarter of 1994 to limit future increases in the cost of short-term borrowings, which is an offsetting factor to the impact on interest expense from these swaps.



TABLE 3.  ANALYSIS OF DERIVATIVE PRODUCT INTEREST INCOME (EXPENSE)
===========================================================================================
                                          Option    Interest   Amortizing
Three months ended March 31, 1995          Based      Rate     Interest Rate/
(in thousands)                          Instruments  Swaps    Callable Swaps     Total
- -------------------------------------------------------------------------------------------
Interest income (expense)                  $ 296     $ (19)      $(1,019)      $ (742)
Premium amortization                        (252)        -             -         (252)
- -------------------------------------------------------------------------------------------
Interest income (expense)                  $  44     $ (19)      $(1,019)      $ (994)
===========================================================================================



Capital and Dividends
    As of March 31, 1995, stockholders' equity was 7.96% of total
assets,   compared  to  7.23%  at  December  31,  1994.    The
unrealized loss on securities available for sale, net of tax, reflected as a reduction of stockholders' equity was $17.4 million at March 31, 1995, compared to $72.3 million at year-end 1994.
     Regulatory ratios, including leverage, tier 1 and total capital, are calculated excluding the effect of the unrealized loss on securities available for sale (SFAS 115 adjustment).
The  regulatory leverage ratio was 8.06% as of March 31, 1995, and 8.07% at year-end 1994.  Table 4 presents FCC's risk-based and other capital ratios as of March 31, 1995 and 1994 and December 31, 1994. All ratios remain well above regulatory minimums. Under present regulations, all five of FCC's banks are classified as "well-capitalized."
    The Parent Company's sources of funds to pay cash dividends on its common and preferred stock are its net working capital and the  dividends it receives from the banks.  At March 31, 1995, the Parent Company had $90.9 million of net working capital. Additionally, the Parent Company could receive dividends from the banks without prior regulatory approval of $63.9 million, plus an amount equal to the bank's adjusted net profits for the remainder of the year.
     During the first quarter, FCC issued shares of its common stock in conjunction with the acquisitions of First (2.7 million shares) and City (516,100 shares). FCC repurchased shares of its common stock equal to those issued in the City acquisition.


TABLE 4. RISK-BASED CAPITAL AND CAPITAL RATIOS
================================================================================
                                              March 31         December 31
                                        1995         1994         1994
(dollars in thousands)                            (Restated)   (Restated)
- --------------------------------------------------------------------------------
Tier 1 capital                         $543,689     $534,411     $548,851
Tier 2 capital                          132,040      122,692      129,970
- --------------------------------------------------------------------------------
    Total capital                      $675,729     $657,103     $678,821
================================================================================
Risk-weighted assets                 $3,906,504   $3,070,576   $3,717,600
================================================================================
Ratios at end of period
  Tier 1 capital                          13.92%       17.40%       14.76%
  Total capital                           17.30%       21.40%       18.26%
  Equity ratio                             7.96%        7.97%        7.23%
  Tangible equity ratio                    7.67%        7.76%        7.02%
  Leverage ratio                           8.06%        7.84%        8.07%
- --------------------------------------------------------------------------------


Credit Risk Management
Nonperforming Assets
    Nonperforming assets continued to improve by decreasing to $18.2 million at March 31, 1995, compared to $19.5 million at December 31, 1994 and $28.4 million at March 31, 1994. As a percent of loans and foreclosed assets, nonperforming assets were .51% at quarter-end, .58% at the end of the prior quarter and 1.01% at March 31, 1994.
   67% of nonperforming loans were contractually current or no more than 30 days past due at the end of 1995's first quarter, compared to 62% at December 31, 1994. Loans and leases past due 90 days or more and not on nonaccrual status were $16.1 million at March 31, 1995, a $5.8 million increase from the prior quarter. This rise was related to government-guaranteed student loans. Watch list loans and foreclosed assets were $119.3 million at March 31, 1995, compared to $107.5 million at December 31, 1994. The increase related to the acquisitions of First and City, combined with the impact of continued loan growth.



TABLE 5. NONPERFORMING ASSETS
===========================================================================================
                                                           March 31         December 31
                                                       1995        1994        1994
(dollars in thousands)                                          (Restated)  (Restated)
- -------------------------------------------------------------------------------------------
Nonaccrual loans by type
  Loans to individuals-residential mortgages         $5,031      $4,368      $4,207
  Loans to individuals-other                            257         977         622
  Commercial, financial and agricultural              1,489       2,329         910
  Real estate-commercial mortgages                    8,115      13,372       7,578
  Real estate-other                                     424         176         227
- -------------------------------------------------------------------------------------------
                                                     15,316      21,222      13,544
- -------------------------------------------------------------------------------------------
Foreclosed assets
  Other real estate                                   4,632      11,968       9,786
  Other foreclosed assets                               206         143          91
  Allowance for losses on foreclosed assets          (1,905)     (4,966)     (3,898)
- -------------------------------------------------------------------------------------------
                                                      2,933       7,145       5,979
- -------------------------------------------------------------------------------------------
    Total nonperforming assets                      $18,249     $28,367     $19,523
===========================================================================================
Loans past due 90 days or more and not on
  nonaccrual status                                 $16,145     $14,929     $10,310
===========================================================================================
End of period ratios
  Nonperforming assets as a percent of loans
    and leases plus foreclosed assets                   .51%        .10%        .58%
  Allowance for loan losses as a percent of
    nonperforming loans                              377.57%     311.40%     412.97%
  Loans and leases past due 90 days or more
    and not on nonaccrual status as a percent
    of loans and leases                                 .45%        .53%        .30%
===========================================================================================


Allowance for Loan Losses
    The allowance for loan losses was $57.8 million as of March 31,
1995,  a  $1.9  million  increase since  year-end  1994.   This
increase reflects the current quarter's positive provision for loan losses. As a percent of loans and leases, the allowance was  1.62%  at the end of this quarter, compared  to  1.65%  at
December  31,  1994  and 2.35% at March 31,  1994.   Management
believes that the allowance is adequate to cover possible losses in the loan portfolio.
    Net charge-offs as a percent of average loans were .26% during the current quarter, compared to .24% last quarter and .09% in the first quarter of 1994. The increase in net charge-offs from the first quarter of 1994 was primarily caused by a lower level of net recoveries on commercial loans, combined with an
increase  in  net  charge-offs on loans  to  individuals.   Net
charge-offs on credit card loans remained stable at  around  2%
of average credit card loans. Table 6 presents the activity for the first quarters of 1995 and 1994.


TABLE 6. SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE
=======================================================================================
                                                          Three Months Ended
                                                                March 31
- ---------------------------------------------------------------------------------------
                                                           1995        1994
(dollars in thousands)                                              (Restated)
- ---------------------------------------------------------------------------------------
Balance at beginning of period                            $55,933     $70,459
Purchased allowance                                         1,142           -
Provision charged to expense                                3,007      (3,757)
Loans and leases charged to the allowance
    Loans to individuals-residential mortgages                 49          78
    Loans to individuals-other                                987         546
    Commercial, financial and agricultural                    421         276
    Real estate-commercial mortgages                           17          53
    Credit card loans                                       2,837       2,503
- ---------------------------------------------------------------------------------------
      Total charge-offs                                     4,311       3,456
- ---------------------------------------------------------------------------------------
Recoveries on loans and leases previously charged
  to the allowance
    Loans to individuals-residential mortgages                221         494
    Loans to individuals-other                                450         424
    Commercial, financial and agricultural                    578       1,032
    Real estate-commercial mortgages                          140         300
    Real estate-other                                          27          20
    Credit card loans                                         631         562
    Other                                                      10           7
- ---------------------------------------------------------------------------------------
      Total recoveries                                      2,057       2,839
- ---------------------------------------------------------------------------------------
        Net charge-offs                                     2,254         617
- ---------------------------------------------------------------------------------------
Balance at end of period                                  $57,828     $66,085
=======================================================================================
Gross charge-offs as a percent of average loans
  and leases                                                  .50%        .50%
Recoveries as a percent of gross charge-offs                47.72%      82.15%
Net charge-offs as a percent of average loans
  and leases                                                  .26%        .09%
Allowance for loan losses as a percent of loans
  and leases at end of period                                1.62%       2.35%
=======================================================================================


                   Part II:  Other Information

Item 1.  Legal Proceedings.

                         Legal  proceedings  involving  FCC  were
             previously reported in its Annual Report on Form 10-K for the year ended December 31, 1994. There have been no material developments since that filing.

Item 2. Changes in Securities.

             None.

Item 3. Defaults Upon Senior Securities.

             None.

Item 4. Submission of Matters to a Vote of Security Holders.

             Not applicable.

Item 5. Other Information.

             None.

Item 6. Exhibits and Reports on Form 8-K.

   (a)   Exhibits:

         4.1  -   Indenture between FCC and Republic Bank Dallas,
                  N.A.   (now    NationsBank   of  Texas,  N.A.),
                  Trustee,   including  the   form  of  12   3/4%
                  Convertible  Debenture   due   2000,  Series  A
                  included as Exhibit 4.1 to FCC's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference.

         4.2  -   Indenture between FCC and Republic Bank Dallas,
                  N.A.   (now   NationsBank   of   Texas,  N.A.),
                  Trustee,   including   the   form  of  12  3/4%
                  Convertible   Debenture   due  2000,  Series  B
                  included as Exhibit 4.2 to FCC's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference.

         11   -  Computation of Earnings Per Share

         27   -  Financial Data Schedule

   (b)   Reports on Form 8-K.

                  A report on Form 8-K dated March 3, 1995, was filed by the registrant reporting Item 2, Acquisition of Assets. The report contained information regarding the consummation of FCC's acquisition of First Bancshares, Inc.

                  A  report on Form 8-K/A filed on   April 3, 1995
                  amended  the   Form 8-K filed  on March 3, 1995.
                  The report contained the following:

                  (1)  Consolidated Financial Statements of First
                       Bancshares, and subsidiary:

                        Report of Independent Public Accountant
                        Consolidated Balance Sheet as of December
                          31, 1994
                        Consolidated Statement of Income for the
                          year ended December 31, 1994
                        Consolidated  Statement of Shareholders'
                          Equity for the year ended December 31, 1994
                        Consolidated Statement of Cash Flows for
                          the year ended December 31, 1994
                        Notes to Consolidated Financial Statements

                  (2)  First Commerce Corporation Pro Forma
                       Condensed Combined Financial
                       Statements (Unaudited)

                         Pro Forma Condensed Combined Balance
                           Sheet as of December 31, 1994
                        Pro Forma Condensed Combined Statement of
                           Income for the year ended December 31, 1994
                        Pro Forma Condensed Combined Statement of
                           Income for the  year ended December 31, 1993
                        Pro Forma Condensed Combined Statement of
                           Income for the year ended December 31, 1992
                        Notes to the Pro Forma Condensed Combined
                           Financial Statements


                   A report on Form 8-K dated May 8, 1995, was filed by the registrant reporting Item 5, Other Events. This report included
                   supplemental      consolidated        financial
                   statements of FCC and Subsidiaries which had been restated to reflect the pooling-of-interests with First Bancshares, Inc. as follows:

                        Report of Independent Public Accountant
                         Supplemental Consolidated Balance Sheets
                           as of December 31, 1994 and 1993
                         Supplemental Consolidated Statements  of
                           Income for the years ended December 31,
                           1994, 1993 and 1992.
                         Supplemental Consolidated Statements  of
                           Stockholders' Equity for the years ended
                           December 31, 1994, 1993 and 1992

                         Supplemental Consolidated Statements  of
                           Cash Flows for the years ended December
                           31, 1994, 1993, and 1992
                         Notes to the Supplemental Consolidated
                           Financial Statements

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              First Commerce Corporation
                              (Registrant)



Date:  May 15, 1995           /s/ Thomas L. Callicutt, Jr.
                              Thomas L. Callicutt, Jr.
                              Senior Vice President, Controller and
                              Principal Accounting Officer