Form 10-Q
period 1995-06-30
FIRST COMMERCE CORP /LA/
filed 1995-08-14
CIK 36204

__________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
               ___________________________________


                           FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995


                 Commission file number 0-7931


                   FIRST COMMERCE CORPORATION
     (Exact name of registrant as specified in its charter)


          Louisiana                          72-0701203
(State or other jurisdiction of           (I.R.S. Employer
incorportion or organization)            Identification No.)



      210 Baronne Street                        70112
    New Orleans, Louisiana                   (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (504)  561-1371


Indicate by check mark whether the Registrant  (1) has filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ___X__    No ______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.


            Class             Outstanding as  of  July 31, 1995
           _________          __________________________________

Common Stock, $5.00 par value               29,000,406

                        FIRST COMMERCE CORPORATION
                                   INDEX





     Part 1:  Financial Information


     Item 1. Financial Statements                                Page No.

          Consolidated Balance Sheets                                3

          Consolidated Statements of Income                          4

          Consolidated Statements of Changes
          in Stockholders' Equity                                    5

          Consolidated Statements of Cash Flows                      6


          Notes to Consolidated Financial Statements                 7

          Report of Independent Public Accountants                  15

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                   16


     Part II:  Other Information                                    32

                                      CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                       June 30          December 31
______________________________________________________________________________________________
                                                        1995        1994        1994
______________________________________________________________________________________________
ASSETS
  Cash and due from banks                            $  370,317    $  342,126    $  408,343
  Interest-bearing deposits in other banks                  151        36,403           281
  Securities
     Held to maturity (market value $10,170, $324,121
        and $12,984, respectively)                       10,170       323,701        12,973
     Available for sale, at market                    2,622,667     2,621,293     2,492,578
  Trading account securities                             14,928           526         8,970
  Federal funds sold and securities purchased under
    resale agreements                                    52,625        31,955        66,230
  Loans and leases, net of unearned income
    of $7,765, $10,501 and $8,147, respectively       3,773,585     2,968,880     3,387,415
     Allowance for loan losses                          (58,358)      (61,063)      (55,933)
______________________________________________________________________________________________
        Net loans and leases                          3,715,227     2,907,817     3,331,482
==============================================================================================
  Premises and equipment                                130,804       116,503       123,159
  Accrued interest receivable                            72,753        57,661        62,442
  Other real estate                                       1,749         7,031         5,913
  Goodwill and other intangibles                         20,398        14,899        15,118
  Other assets                                           48,955        94,846       274,936
_______________________________________________________________________________________________
        Total assets                                 $7,060,744    $6,554,761    $6,802,425
===============================================================================================
LIABILITIES
    Noninterest-bearing deposits                     $1,232,092    $1,251,308    $1,270,130
    Interest-bearing deposits                         4,513,707     4,200,574     4,406,240
_______________________________________________________________________________________________
        Total deposits                                5,745,799     5,451,882     5,676,370
===============================================================================================
    Short-term borrowings                               538,464       437,550       470,974
  Accrued interest payable                               29,347        18,050        22,907
  Accounts payable and other accrued liabilities         58,350        44,582        51,499
  Long-term debt                                         88,640        89,056        88,956
_______________________________________________________________________________________________
        Total liabilities                             6,460,600     6,041,120     6,310,706
===============================================================================================
STOCKHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares authorized
    Series 1992, 7.25% cumulative convertible,
    $25 stated value
    Issued--2,397,370, 2,398,170 and 2,398,170
    shares respectively                                  59,934        59,954        59,954
  Common stock, $5 par value
    Authorized--100,000,000 shares
    Issued--29,468,248, 28,867,664 and
     28,898,051 shares respectively                     147,341       144,339       144,491
  Capital surplus                                       140,767       128,699       128,811
  Retained earnings                                     246,068       230,969       231,305
  Treasury stock -- 493,425 common shares, at cost      (13,115)          -           -
  Unearned restricted stock compensation                 (1,590)       (1,042)         (592)
  Net unrealized gain (loss) on securities
    available-for-sale                                   20,739       (49,278)      (72,250)
_______________________________________________________________________________________________
        Total stockholders' equity                      600,144       513,641       491,719
===============================================================================================
        Total liabilities and stockholders' equity   $7,060,744    $6,554,761     $6,802,425
===============================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.


                                          CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended       Six Months Ended
(dollars in thousands except per share data)                       June 30                 June 30
==============================================================================================================
                                                                1995       1994         1995       1994
______________________________________________________________________________________________________________
INTEREST INCOME
  Interest and fees on loans and leases                      $  82,371    $  60,908    $ 158,358   $ 120,679
  Interest on tax-exempt securities                              1,728        1,809        3,568       3,716
  Interest and dividends on taxable securities                  41,670       38,097       81,713      77,541
  Interest on money market investments                             530          653        1,414       1,475
______________________________________________________________________________________________________________
    Total interest income                                      126,299      101,467      245,053     203,411
==============================================================================================================
INTEREST EXPENSE
  Interest on deposits                                          43,554       28,536       83,271      56,423
  Interest on short-term borrowings                              7,467        4,557       13,519       9,398
  Interest on long-term debt                                     2,768        2,768        5,507       5,604
______________________________________________________________________________________________________________
    Total interest expense                                      53,789       35,861      102,297      71,425
==============================================================================================================
NET INTEREST INCOME                                             72,510       65,606      142,756     131,986
PROVISION FOR LOAN LOSSES                                        2,956       (4,782)       5,963      (8,539)
______________________________________________________________________________________________________________
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             69,554       70,388      136,793     140,525
==============================================================================================================
OTHER INCOME
  Deposit fees and service charges                              12,528       11,308       24,182      22,456
  Credit card fee income                                         6,993        6,205       13,364      11,675
  Trust fee income                                               3,516        3,548        7,267       7,031
  Broker/dealer revenue                                          2,128        1,675        4,044       3,877
  ATM fee income                                                 1,966        1,402        3,752       2,423
  Other operating revenue                                        4,365        3,707        8,413       8,580
  Securities transactions                                           36       (6,705)     (13,286)     (5,583)
______________________________________________________________________________________________________________
    Total other income                                          31,532       21,140       47,736      50,459
==============================================================================================================
OPERATING EXPENSE
  Salary expense                                                28,746       27,320       58,514      54,218
  Employee benefits                                              5,777        5,901       12,342      11,679
______________________________________________________________________________________________________________
    Total personnel expense                                     34,523       33,221       70,856      65,897
  Net occupancy expense                                          4,633        4,367        9,022       8,584
  Equipment expense                                              4,914        4,133        9,740       7,806
  Professional fees                                              3,292        3,441        6,591       6,504
  FDIC insurance expense                                         3,072        3,008        6,144       6,016
  Other operating expense                                       14,995       13,189       30,744      25,464
______________________________________________________________________________________________________________
    Total operating expense                                     65,429       61,359      133,097     120,271
==============================================================================================================
INCOME BEFORE INCOME TAX EXPENSE                                35,657       30,169       51,432      70,713
INCOME TAX EXPENSE                                              11,934        9,877       17,076      22,993
==============================================================================================================
NET INCOME                                                      23,723       20,292       34,356      47,720
PREFERRED DIVIDEND REQUIREMENTS                                  1,086        1,087        2,173       2,174
==============================================================================================================
INCOME APPLICABLE TO COMMON SHARES                           $  22,637    $  19,205     $ 32,183    $ 45,546
==============================================================================================================
EARNINGS PER COMMON SHARE
  Primary                                                    $     .78    $     .66     $   1.11    $   1.57
  Fully diluted                                              $     .73    $     .63     $   1.08    $   1.46
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Primary                                                   29,104,529   29,034,168   29,104,220  29,020,986
  Fully diluted                                             35,041,681   34,965,376   31,911,423  34,968,219
==============================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.


                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                             Net
                                                                                                          Unrealized
                                                                                             Unearned    Gain (Loss)
                                   Preferred                                                Restricted   on Securities
(dollars in thousands                Stock      Common    Capital    Retained   Treasury       Stock      Available
except per share data)            Series 1992   Stock     Surplus    Earnings    Stock     Compensation    for Sale     Total
________________________________________________________________________________________________________________________________
Balance at January 1, 1994           $59,979   $143,839   $127,051   $198,515     $   -       ($817)       $    -     $528,567
  Net income                               -          -          -     47,720         -           -             -       47,720
  Cash dividends
    Series 1992 preferred stock
        ($.91 per share)                   -          -          -     (2,174)        -           -             -       (2,174)
    Common stock ($.50 per share)          -          -          -    (13,077)        -           -             -      (13,077)
  Conversion of 1,000 shares of
     preferred stock into 1,164 shares
     of common stock                     (25)         6         19          -         -           -             -            -
  Common stock issuances to plans -
     32,552 shares                         -        161        632        (15)        -           -             -          778
  Stock options exercised, net of shares
     surrendered in payment and tax
     benefit - 56,762 shares               -        284        526          -         -           -             -          810
  Restricted stock activity                -         49        471          -         -        (225)            -          295
  Change in net unrealized gain (loss)
     on securities available for sale      -          -          -          -         -           -       (49,278)     (49,278)
________________________________________________________________________________________________________________________________

Balance at June 30, 1994             $59,954   $144,339   $128,699   $230,969      $  -      ($1,042)    ($49,278)     $513,641
________________________________________________________________________________________________________________________________
Balance at January 1, 1995           $59,954   $144,491   $128,811   $231,305      $  -        ($592)    ($72,250)     $491,719
  Net income                               -          -          -     34,356         -            -            -        34,356
  Cash dividends
    Series 1992 preferred stock
      ($.91 per share)                     -          -          -     (2,173)        -            -            -        (2,173)
    Common stock ($.60 per share)          -          -          -    (17,379)        -            -            -       (17,379)
  Conversion of 800 shares of preferred
      stock into 931 shares of
      common stock                       (20)         5         15          -         -            -            -             -
  Common stock issuances to plans -
     22,675 shares                         -          -          -        (41)      645            -            -           604
  Stock options exercised, net of shares
     surrendered in payment and tax
     benefit-19,991 shares                 -        100        211          -         -            -            -           311
  Restricted stock activity                -        165        817          -         -         (998)           -           (16)
  Issuance and repurchase of
     equal number of shares to acquire
     City Bancorp, Inc.-516,100 shares     -      2,580     10,913          -   (13,760)           -            -          (267)
  Change in net unrealized gain (loss)
     on securities available for sale      -          -          -          -          -           -       92,989        92,989
________________________________________________________________________________________________________________________________
Balance at June 30, 1995             $59,934   $147,341   $140,767   $246,068   ($13,115)    ($1,590)     $20,739      $600,144
________________________________________________________________________________________________________________________________
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.


                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Six Months Ended
(dollars in thousands)                                                June 30
_______________________________________________________________________________________
                                                                    1995        1994
_________________________________________________________________________________________
OPERATING ACTIVITIES
  Net income                                                   $  34,356      $  47,720
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Provision for loan losses                                    5,963         (8,539)
      Depreciation and amortization                                8,995          6,859
      Amortization of intangibles                                  1,221          1,244
      Deferred income tax expense                                    588          3,352
      Net loss from securities transactions                       13,286          5,583
      Net (gain) on loan sales                                       (55)        (1,087)
      (Increase) in trading account securities                    (5,958)           (44)
      (Increase) in accrued interest receivable                   (9,999)        (1,155)
      Decrease in other assets                                     2,775         26,901
      Increase in accrued interest payable                         6,236            804
      Increase (decrease) in accounts payable and other
        accrued liabilities                                        8,248        (12,076)
      Other, net                                                  (1,703)           463
_________________________________________________________________________________________
        NET CASH PROVIDED BY OPERATING ACTIVITIES                 63,953         70,025
=========================================================================================
INVESTING ACTIVITIES
  Net decrease in interest-bearing deposits in other banks           130         19,019
  Proceeds from sales and calls of securities held to maturity       344             65
  Proceeds from maturities of securities held to maturity         38,033        454,448
  Purchases of securities held to maturity                           (16)            (6)
  Proceeds from sales and calls of securities available
    for sale                                                     644,124        936,971
  Proceeds from maturities of securities available for sale       60,075        162,466
  Purchases of securities available for sale                    (542,196)    (1,222,468)
  Net (increase) decrease in federal funds sold and
    securities purchased under resale agreements                  18,155         (1,355)
  Proceeds from sales of loans                                    12,662              -
  Net (increase) in loans                                       (363,399)      (134,587)
  Cash and due from banks of acquired City Bancorp, Inc.           4,081              -
  Purchases of premises and equipment                            (16,025)       (14,938)
  Proceeds from sales of foreclosed assets                         7,560          3,528
  Other, net                                                          14            424
_______________________________________________________________________________________
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES            (136,458)       203,567
=======================================================================================
FINANCING ACTIVITIES
  Net (decrease) in demand deposits, NOW accounts,
    money market accounts and savings accounts                  (138,831)       (63,464)
  Net increase (decrease) in time deposits                       137,757         (9,904)
  Net increase (decrease) in short-term borrowings                67,490       (241,266)
  Payments on long-term debt                                        (316)        (2,099)
  Proceeds from sales of common stock                                218          1,227
  Cash dividends                                                 (18,724)       (14,907)
  Treasury stock acquired, net of sales                          (13,115)             -
_________________________________________________________________________________________
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              34,479       (330,413)
=========================================================================================
    (DECREASE) IN CASH AND CASH EQUIVALENTS                      (38,026)       (56,821)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             408,343        398,947
=========================================================================================
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $370,317     $  342,126
=========================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.


Note 1
Summary of Significant Accounting Policies

     The consolidated financial statements include the accounts of First Commerce Corporation (FCC) and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated.
     The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The consolidated financial statements for the interim periods have not been independently audited. However, the interim consolidated financial statements have been reviewed by FCC's independent public accountants in accordance with standards for such reviews established by the American Institute of Certified Public Accountants, and their review report is included herein.
     Certain prior year amounts have been reclassified to conform with current year financial statement presentation.
     FCC's 1994 financial information has been restated to include First Bancshares, Inc.
     The Notes to Consolidated Financial Statements included herein should be read in conjunction with the Notes to Consolidated Financial Statements included in FCC's 1994 Annual Report to Stockholders.

NOTE 2
Subsequent Events

     Effective August 3, 1995, Lakeside Bancshares, Inc.
(Lakeside), the parent company of Lakeside National Bank of Lake
Charles (LNB), merged into FCC in exchange for approximately
984,220 shares of FCC common stock.  LNB was merged into The
First National Bank of Lake Charles, a wholly owned subsidiary of FCC. The acquisition was accounted for as a pooling-of-interests.
     On June 30, 1995, Lakeside had $170 million in assets. Immediately prior to consummation of the merger and as part of an agreement with the United States Department of Justice to eliminate any concern about the competitive effect of the merger, two branches of LNB were divested. The sale of the two branches included loans
(approximately $25 million), deposits (approximately $34 million), premises and equipment and cash related to the branches. The branches were sold for a pretax premium of $3.1 million.
     Selected separate and combined financial information of FCC and Lakeside for the six months ended June 30, 1995 are presented below (in thousands, except per share amounts). The financial information presented does not reflect any adjustments for the divestiture.

                                    FCC      Lakeside    Combined
_____________________________________________________________________
Six Months Ended June 30, 1995
    Net interest income          $142,756     $4,524     $147,280
    Other income, excluding
       securities transactions   $ 61,022     $1,481      $62,503
    Net income                   $ 34,356     $1,141      $35,497
    Earnings per common share
        Primary                  $   1.11     $ 2.28      $  1.11
        Fully diluted            $   1.08     $ 2.28      $  1.08

______________________________________________________________________


NOTE 3
Acquisitions

     On February 17, 1995 FCC completed its merger with First Bancshares, Inc. (First) in exchange for 2,705,537 shares of FCC common stock. The acquisition was accounted for as a pooling-of-interests; accordingly, prior period financial information has been restated to include this acquisition.
     FCC completed its merger with City Bancorp, Inc. (City) on
February 17, 1995.   City merged with FCC in exchange for 516,100
shares of its common stock. FCC repurchased an equal number of shares of its common stock. The acquisition was accounted for as a purchase. The results of operations of City, which are not material, are included in the financial statements from the acquisition date.
     FCC has mergers pending with Central Corporation (Central) of Monroe, Louisiana and Peoples Bancshares, Inc. (Peoples) in Chalmette, Louisiana. Both mergers are subject to various conditions including regulatory and shareholder approval. It is expected that both mergers will be completed in the fourth quarter of 1995. At June 30, 1995, Central and Peoples had total assets of $825 million and $177 million, respectively.

NOTE 4
Securities Held to Maturity

     An analysis of securities held to maturity follows (in thousands):

                                  Amortized   Unrealized   Unrealized    Fair
                                    Cost         Gains      (Losses)    Value
===============================================================================
June 30, 1995
_______________________________________________________________________________
Obligations of states
  and political
  subdivisions                  $     117       $   -        $   -    $    117
Other debt securities                 500           -            -         500
Equity securities                   9,553           -            -       9,553
_______________________________________________________________________________
      Total securities held
        to maturity             $  10,170       $   -        $   -    $ 10,170
===============================================================================
June 30, 1994
_______________________________________________________________________________
U.S. Treasury securities        $ 305,436       $ 477        $ (64)   $305,849
Obligations of U.S.
  agencies and
  corporations                      6,390           -          (31)      6,359
Obligations of states
  and political
  subdivisions                      1,997          38            -       2,035
Other debt securities                 500           -            -         500
Equity securities                   9,378           -            -       9,378
_______________________________________________________________________________
      Total securities held
        to maturity             $ 323,701        $ 515      $  (95)   $324,121
===============================================================================



     An analysis of the amortized cost and the fair values of securities held to maturity by contractual maturity periods follows (in thousands):


                                  Amortized  Unrealized Unrealized  Fair
                                    Cost       Gains     (Losses)   Value
__________________________________________________________________________
June 30, 1995
__________________________________________________________________________
Within one year                   $    45       $  -      $  -   $    45
One to five years                     572          -         -       572
Five to ten years                       -          -         -         -
After ten years                     9,553          -         -     9,553
__________________________________________________________________________
      Total securities held
        to maturity               $10,170       $  -      $  -   $10,170
__________________________________________________________________________

NOTE 5
Securities Available for Sale

     An analysis of securities available for sale follows (in thousands):

                               Amortized  Unrealized   Unrealized    Fair
                                  Cost      Gains       (Losses)     Value
____________________________________________________________________________
June 30, 1995
____________________________________________________________________________
U. S. Treasury securities       $1,458,060  $25,440    $   (320)  $1,483,180
Obligations of  U. S. agencies
 and corporations
   Mortgage-backed securities      908,513    4,645     (11,769)     901,362
   Notes                           119,922    4,248           -      124,170
Obligations of states
  and political
  subdivisions                      90,229   10,374        (351)     100,252
Equity securities                   14,037        -        (334)      13,703
____________________________________________________________________________
    Total securities
      available for sale        $2,590,761  $44,707    $ (12,801) $2,622,667
============================================================================
June 30, 1994
____________________________________________________________________________
U. S. Treasury securities       $1,169,604  $ 1,624    $ (24,538) $1,146,690
Obligations of  U. S. agencies
 and corporations
   Mortgage-backed securities    1,387,334       46      (61,197)  1,326,183
   Notes                             6,489       95          (20)      6,564
Obligations of states
  and political
  subdivisions                      95,899   10,101         (769)    105,231
Other debt securities                4,079       41           (3)      4,117
Equity securities                   33,690        -       (1,182)     32,508
____________________________________________________________________________
    Total securities
      available for sale        $2,697,095  $11,907     $(87,709) $2,621,293
============================================================================


     An analysis of the amortized cost and fair values of the securities available for sale by contractual maturity periods follows (in thousands):

                               Amortized Unrealized  Unrealized   Fair
                                  Cost      Gains     (Losses)    Value
____________________________________________________________________________
June 30, 1995
____________________________________________________________________________
Within one year               $  371,872   $   587   $  (324)   $  372,135
One to five years              1,256,960    29,924      (863)    1,286,021
Five to ten years                 96,409     2,939      (410)       98,938
After ten years                  865,520    11,257   (11,204)      865,573
____________________________________________________________________________
      Total securities
        available for sale    $2,590,761   $44,707  $(12,801)   $2,622,667
============================================================================

NOTE 6
Loans and Leases

     The composition of loans and leases was as follows (in thousands):

                                                  June 30         December 31
_____________________________________________________________________________
                                              1995        1994       1994
_____________________________________________________________________________
  Loans to individuals
    - residential mortgages
        First lien                          $638,851  $  506,976   $560,990
        Junior lien                           88,907      84,241     88,340
  Loans to individuals - other             1,049,605     835,426    902,716
  Commercial, financial and
    agricultural                             764,580     507,834    716,193
  Real estate                                731,813     588,723    613,026
  Credit card loans                          430,579     371,281    426,224
  Other loans                                 77,015      84,900     88,073
_____________________________________________________________________________
Total loans and leases                     3,781,350   2,979,381  3,395,562
  Unearned income                             (7,765)    (10,501)    (8,147)
_____________________________________________________________________________
Loans and leases, net
    of unearned income                    $3,773,585  $2,968,880 $3,387,415
=============================================================================



NOTE 7
Impaired Loans

     A loan is considered to be impaired when, based on current information and events, it is probable that FCC will be unable to collect all amounts due according to the contractual terms of the loan agreement. As of June 30, 1995, impaired loans totaled $31.9 million, of which $4.9 million required a total impairment allowance of $4.6 million. During the second quarter of 1995, impaired loans averaged $20.6 million.



NOTE 8
Debt

     Total cash payments for interest expense on long-term debt, short-term borrowings and deposits were $95,857,000 and $70,608,000 for the six-month periods ended June 30, 1995 and 1994, respectively.

NOTE 9
Off-Balance Sheet Instruments

     A summary of obligations under financial instruments which are not reflected in the consolidated financial statements follows
(in thousands):

                                                         June 30
_________________________________________________________________________
                                                     1995       1994
_________________________________________________________________________
Commitments to extend credit for loans and
  leases (excluding credit card plans)           $1,175,647   $  804,007
Commitments to extend credit for credit
  card plans                                     $1,637,182    1,283,875
Commercial letters of credit                     $    6,727   $    5,045
Financial letters of credit                      $   52,124   $   49,655
Performance letters of credit                    $   22,363   $   19,728
Foreign exchange contracts
  Commitments to purchase                        $      991   $    1,217
  Commitments to sell                            $    1,095   $    1,350
When-issued securities
  Commitments to purchase                        $      875   $    1,750
  Commitments to sell                            $      850   $      880
Interest rate contracts (notional amounts)
  Swaps                                          $  210,000   $   50,000
  Amortizing interest rate swaps                 $  200,000   $  200,000
  Caps                                           $  350,000   $        -
  Cap corridors                                  $  100,000   $  100,000
__________________________________________________________________________



NOTE 10
Income Taxes

     The components of income tax expense in the consolidated statements of income were as follows (in thousands):

                            Three Months Ended      Six Months Ended
                                 June 30                 June 30
___________________________________________________________________________
                             1995        1994        1995       1994
___________________________________________________________________________
Current                     $11,619      $8,413     $16,488    $19,641
Deferred                        315       1,464         588      3,352
___________________________________________________________________________
   Total                    $11,934      $9,877     $17,076    $22,993
===========================================================================

     Income tax expense related to state and foreign income taxes is included above and was insignificant in all periods presented. Income tax expense (benefit) related to securities transactions was $13,000 and $(2,349,000) for the three-month periods ended June 30, 1995 and 1994, respectively and $(4,650,000) and $(1,956,000) for the six-month periods ended June 30, 1995 and 1994, respectively.

Income Taxes

    Total income tax expense was different from the amount computed by applying the statutory federal income tax rates to pretax income as follows
(in percentages):

                                Three Months Ended     Six Months Ended
                                     June 30                June 30
___________________________________________________________________________
                                 1995      1994         1995        1994
___________________________________________________________________________
Federal income tax expense      35.00%    35.00%       35.00%      35.00%
Increase (decrease) resulting
  from:
  Benefits attributable to
    tax-exempt interest         (2.49)    (2.89)       (3.41)      (2.48)
  Nondeductible expenses          .90       .78         1.56         .63
Other items, net                  .06      (.15)         .05        (.63)
___________________________________________________________________________
Actual income tax expense       33.47%    32.74%       33.20%      32.52%
===========================================================================

     Current income taxes payable were $2.39 million and $1.57 million at June 30, 1995 and 1994, respectively.

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There were net deferred tax assets of $4.72 million and $47.73 million on June 30, 1995 and 1994, respectively. The major temporary differences which created deferred tax assets and liabilities were as follows (in thousands):

                                               June 30
___________________________________________________________________________
                                      1995                   1994
___________________________________________________________________________
                               Deferred  Deferred     Deferred  Deferred
                                 Tax       Tax          Tax        Tax
                                Assets   Liabilities  Assets    Liabilities
___________________________________________________________________________
Allowance for loan losses      $19,849     $    -     $20,905     $    -
Amortization of intangibles      2,819          -       3,471          -
Employee benefits                2,669          -       1,921          -
Interest on nonaccrual loans     1,238          -       2,819          -
Allowance for losses on
   foreclosed assets             1,054          -       3,578          -
Unrealized gain/loss on
   securities                        -     11,020      26,526          -
Accumulated depreciation             -      4,733           -      4,223
Accrued liabilities                  -      4,261           -      3,947
Bond accretion                       -      3,062           -      4,110
Other                            1,488      1,322       3,470      2,684
___________________________________________________________________________
  Total deferred taxes         $29,117    $24,398     $62,690    $14,964
===========================================================================

     FCC's cash payments for federal income tax liabilities were $10.89 million and $27.27 million for the six months ended June 30, 1995 and 1994, respectively.

NOTE 11
Contingencies

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
and Board of Directors of
First Commerce Corporation:

      We have reviewed the accompanying consolidated balance sheets of FIRST COMMERCE CORPORATION (a Louisiana corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and the consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the company's management.

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

      We  have  previously audited, in accordance with  generally accepted auditing standards, the consolidated balance sheet of First Commerce Corporation and subsidiaries as of December 31,
1994   and   the  related  statements  of  income,   changes   in
stockholders' equity and cash flows for the year then ended (not presented herein) and, in our report dated January 11, 1995 and February 17, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                   /s/ Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP



New Orleans, Louisiana
July 12, 1995

SELECTED FINANCIAL DATA (dollars in thousands except per share data)

                                                  1995                          1994
_____________________________________________________________________________________________________
                                           Second       First      Fourth       Third      Second
                                           Quarter     Quarter     Quarter     Quarter     Quarter
_____________________________________________________________________________________________________
AVERAGE BALANCE SHEET DATA
  Total assets                           $6,884,142  $6,722,307   $6,758,027  $6,616,987  $6,562,902
  Earning assets                          6,298,874   6,165,016    6,252,583   6,096,066   6,012,760
  Loans and leases                        3,646,685   3,445,077    3,202,692   3,043,151   2,860,632
  Securities                              2,616,789   2,656,089    2,950,532   3,008,704   3,079,505
  Deposits                                5,653,911   5,609,016    5,439,220   5,402,500   5,422,006
  Long-term debt                             88,654      88,717       88,989      89,039      89,349
  Stockholders' equity                      571,914     522,006      506,455     517,783     516,655
_____________________________________________________________________________________________________
INCOME STATEMENT DATA
  Total interest income                  $  126,299  $  118,754   $  115,948  $  108,437  $  101,467
  Net interest income                        72,510      70,246       70,454      68,828      65,606
  Net interest income (FTE)                  73,889      71,620       71,866      70,275      66,978
  Provision for loan losses                   2,956       3,007         (354)     (2,550)     (4,782)
  Other income (exclusive of securities
    transactions)                            31,496      29,526       29,398      27,609      27,845
  Securities transactions                        36     (13,322)     (18,326)    (19,576)     (6,705)
  Operating expense                          65,429      67,668       70,883      62,505      61,359
  Operating income                           23,700      19,292       19,236      24,443      24,648
  Net income                                 23,723      10,633        7,325      11,717      20,292
_____________________________________________________________________________________________________
KEY RATIOS
  Return on average assets                     1.38%        .64%         .43%        .70%       1.24%
  Return on average total equity              16.64%       8.26%        5.74%       8.98%      15.75%
  Return on average common equity             17.73%       8.38%        5.54%       9.21%      16.87%
  Operating return on average assets           1.38%       1.16%        1.13%       1.50%       1.51%
  Operating return on average total equity    16.62%      14.99%       15.07%      19.23%      19.14%
  Operating return on average common equity   17.72%      15.98%       16.13%      20.80%      20.69%
  Net interest margin                          4.70%       4.68%        4.58%       4.59%       4.46%
  Efficiency ratio                            62.09%      66.90%       70.00%      63.86%      64.71%
  Overhead ratio                               2.16%       2.51%        2.63%       2.27%       2.24%
  Allowance for loan losses to loans
    and leases                                 1.55%       1.62%        1.65%       1.86%       2.06%
  Nonperforming assets to loans and leases
    plus foreclosed assets                      .90%        .51%         .58%        .74%        .88%
  Average loans to deposits ratio             64.50%      61.42%       58.88%      56.33%      52.76%
  Equity ratio                                 8.50%       7.96%        7.23%       7.69%       7.84%
  Leverage ratio                               8.14%       8.06%        8.07%       8.29%       8.33%
_____________________________________________________________________________________________________
EARNINGS PER COMMON SHARE
   Net income-primary                    $      .78   $     .33    $     .21   $     .37    $    .66
   Operating income-primary              $      .78   $     .63    $     .63   $     .80    $    .81
   Net income-fully diluted              $      .73   $     .33    $     .21   $     .37    $    .63
   Operating income-fully diluted        $      .73   $     .60    $     .60   $     .75    $    .75
   Average primary shares outstanding
    (in thousands)                           29,105      29,104       29,023      29,026      29,034
   Average fully diluted shares
    outstanding (in thousands)               35,042      29,104       29,023      29,026      34,965

BOOK VALUES (end of period)
   Book value                            $    18.67  $    16.87   $    14.95   $   15.81   $   15.73
   Tangible book value                   $    17.96  $    16.14   $    14.43   $   15.31   $   15.22

COMMON STOCK DIVIDENDS
   Cash dividends                        $      .30  $      .30   $      .30   $     .30   $     .25
   Dividend payout ratio                      38.46%      90.91%      142.86%      81.08%      37.88%

COMMON STOCK DATA
   High stock price                      $    29.75  $    27.25   $    26.76  $    28.75  $    30.00
   Low stock price                       $    24.00  $    22.00   $    21.75  $    25.75  $    23.50
   Closing stock price                   $    29.50  $    25.00   $    22.00  $    26.75  $    28.25
   Trading volume                         4,711,340   5,826,590    5,723,897   4,857,105   7,313,633
   Number of stockholders (end of period)     7,902       8,014        7,808       7,825       7,812


NUMBER OF EMPLOYEES (end of period)           3,482       3,462        3,575       3,638       3,725
=====================================================================================================

SECOND QUARTER IN REVIEW

     First Commerce Corporation's (FCC's) net income for the second quarter of 1995 was $23.7 million, compared to $10.6 million in the first quarter of 1995 and $20.3 million in last year's second
quarter.   Securities transactions resulted in minimal  gains  in
the second quarter, compared to after tax losses of $8.7 million in the first quarter of 1995 and $4.4 million in 1994's second
quarter.     Operating   income,   which   excludes    securities
transactions, was $23.7 million for the current quarter, $19.3 million last quarter and $24.6 million in the second quarter of 1994.

     Fully diluted earnings per share were $.73 this quarter, $.33 for the first quarter of 1995 and $.63 for 1994's second quarter. Excluding the effect of securities transactions, fully diluted earnings per share were $.73 for the second quarter of 1995, $.60 last quarter and $.75 for the second quarter of 1994.

     FCC's earnings fundamentals improved during the second quarter.

     - Net interest income (FTE) rose 3% from the previous quarter and 10% from 1994's second quarter mainly on the strengths of loan growth and a higher securities yield.

     - Other income, excluding securities transactions, was 7% higher than in the first quarter and 13% better than 1994's second
           quarter.   Improvements in most categories of fee income reflected
           higher volumes of transactions and accounts.

     - Operating expense growth was a moderate 2% from the first quarter (excluding last quarter's severance and merger-related charges) and 7% from 1994's second quarter.

     During the second quarter, FCC received all required approvals for its acquisition of Lakeside Bancshares, Inc. in Lake Charles, Louisiana, and completed the merger on August 3, 1995. FCC has mergers pending with Central Corporation of Monroe, Louisiana,
and Peoples Bancshares, Inc. in Chalmette, Louisiana.    Both  of
these pending mergers are subject to regulatory approval and certain other conditions; they are expected to be completed in the fourth quarter of 1995. Following the completion of all three mergers, FCC will have total assets of approximately $8.0 billion and deposits of approximately $6.7 billion.

     A more detailed review of FCC's financial condition and earnings for the second quarter follows. This review should be read in conjunction with the consolidated financial statements of First Commerce Corporation and Subsidiaries, which follows and the Financial Review in the 1994 Annual Report.

EARNINGS ANALYSIS

Net Interest Income
     Net interest income (FTE) for the second quarter was $73.9 million, a 3% increase from the first quarter of 1995 and 10% higher than last year's second quarter. The net interest margin was 4.70% for the second quarter, compared to 4.68% in the first quarter and 4.46% in 1994's second quarter.

     In comparing the first and second quarters of 1995, improvements in net interest income and the net interest margin reflected loan growth and higher yields on securities and loans. A 2% higher volume of earning assets also contributed to the rise in net interest income.

     Average loans grew 6% in 1995's second quarter from the prior quarter. Loans were 58% of average earning assets in the current quarter, compared to 56% last quarter. Yields on securities and loans continued to increase, up 29 basis points and 14 basis points, respectively, compared to the prior quarter. The growth in earning assets was funded by higher levels of short-term borrowings and time deposits of $100,000 and over, plus a 2% rise in interest-free funds. These positive factors were partially offset by higher rates paid on deposits. The cost of funds was 3.42% for 1995's second quarter, 23 basis points higher than last quarter.

     When compared to last year's second quarter, the most significant items leading to the rise in net interest income and the net interest margin were 27% loan growth and a higher securities yield. Loans increased to 58% of average earning assets in the current quarter, compared to 48% in the same period of last year.
The yield on the securities portfolio was 146 basis points higher
than in 1994's second quarter.   These  favorable items more than
offset a 103 basis point increase in the cost of funds.

     For the first six months, net interest income was $145.5 million,
an 8% increase from 1994's same period.   The net interest margin
was 4.69% for the first half of 1995, compared to 4.42% last year. These improvements reflect 26% growth in average loans and a 143 basis point rise in the yield on the securities portfolio. Increases in the cost of both short-term borrowings and interest-bearing deposits partially offset these improvements.

     Table 1 presents average balance sheets, net interest income
(FTE) and interest rates for the second quarters of 1995 and 1994, the first quarter of 1995 and the first six months of 1995 and 1994. Table 2 analyzes the components of changes in net interest income (FTE) between these same periods.

Provision For Loan Losses
     The provision for loan losses was a positive $3.0 million in the second and first quarters of this year and a negative $4.8 million in 1994's second quarter. For the six-month periods, the provision was a positive $6.0 million in 1995, compared to a negative $8.5 million last year. The return to a positive provision reflected continued strong loan growth. The provision is expected to remain positive for the remainder of 1995.

     For discussion of the allowance for loan losses, net charge-offs and nonperforming assets, see the Credit Risk Management section of this Financial Review.

Other Income
     Other income, excluding securities transactions, was $31.5 million for the second quarter, up 7% from last quarter and 13% over the second quarter of 1994. Higher volumes of transactions and accounts were the principal causes of the increase from both prior periods.

     When compared to last quarter, growth was experienced in most categories of other income. The most significant improvements were in deposit account ($874,000, or 8%) and credit card
($622,000,  or  10%)  fees.   Additionally, broker/dealer revenue
rose  $212,000, while ATM fees increased  $180,000.   Trust  fees
were lower, primarily due to seasonal variances.

     The improvement from last year's second quarter reflected higher
deposit   account,  credit  card,  ATM  and  broker/dealer  fees.
Deposit account  fees  rose $1.2 million, primarily due to higher
volumes  of  overdraft  charges   and  commercial  account  fees.
Increased   credit   card   ($788,000),   ATM    ($564,000)   and
broker/dealer ($453,000) fees were related to higher volumes of transactions.

     For the six-month period, other income, excluding securities transactions, was $61.0 million, 9% higher than in 1994. Improvements in deposit account ($1.7 million, or 8%) and credit card ($1.7 million, or 14%) fees were mainly related to higher volumes of transactions. ATM fee income rose $1.3 million, primarily reflecting additional ATMs in service.

     Securities transactions resulted in pretax net gains of $36,000 in the second quarter of 1995, compared to pretax net losses for both last quarter ($13.3 million) and 1994's second quarter ($6.7
million).   For  the  six-month period,  securities  transactions
reflected pretax net losses for both 1995 ($13.3 million) and last year ($5.6 million).

Operating Expense
     Operating expense was $65.4 million for the second quarter of
1995.   In 1995's first  quarter,  operating  expense  was  $67.7
million and  included  $2.3 million of merger-related charges and
$1.1 million in severance  expense.   Operating expense was $61.4
million in last year's second quarter.

     Excluding last quarter's severance and merger-related charges, operating expense rose 2% from the first quarter. The most significant increases were in stationary and supplies ($408,000),
occupancy   ($244,000)   and   nonperforming   assets  ($203,000)
expenses.  Higher stationary and supplies expense  mainly related
to  increased  volumes  associated with acquisitions.   Occupancy
expense reflected higher utilities expense and repairs and maintenance costs. Lower gains on sales of foreclosed properties caused the increase in nonperforming assets expense.

     Operating expense increased 7% from the second quarter of 1994. Annual merit raises for employees, higher incentive compensation,
depreciation   of   branch  automation   equipment   and   higher
advertising costs were the primary causes of the increase. The addition of City's expenses in 1995 also contributed to the rise. Partially offsetting these increases was a 6% reduction in staffing, related to FCC's ongoing delivery system redesign and other strategic initiatives.

     For the six-month period, operating expense was $133.1 million in 1995, compared to $120.3 million last year. 1995's severance and merger-related charges were the most significant causes of the
rise  from  last  year.   Additional  increases  included  higher
personnel, equipment and advertising expenses, plus the addition of City's expenses.

     The FDIC has announced that it will reduce the rates paid for deposit insurance to the Bank Insurance Fund by "well capitalized" banks, which includes all five of FCC's banks, by approximately 83%. The determination of the timing and exact amounts of the rate reductions are expected durng the third quarter.

FINANCIAL CONDITION ANALYSIS

Securities
     The securities portfolio totaled $2.6 billion as of both June 30, 1995 and March 31, 1995, compared to $2.9 billion at June 30,
1994.   Average  securities  were  $2.6 billion  for  the  second
quarter of 1995, $2.7 billion last quarter and $3.1 billion in 1994's second quarter. The lower level of average securities was
related  to  significant  loan  growth.   Securities were 42%  of
average earning assets in the second quarter of 1995, compared to 43% in the first quarter and 51% in last year's second quarter.

     Securities transactions resulted in minimal gains in the second quarter compared to pretax losses of $13.3 million in the first quarter and $6.7 million in 1994's second quarter; a bond market rally did not present opportunities to improve the yield on the securities portfolio as was the case in previous quarters. At the end of 1995's second quarter, the securities portfolio average yield was 6.77%, compared to 6.70% at the end of last quarter and 5.45% at June 30, 1994.

     Notes 4 and 5 contain additional information on securities held to maturity and available for sale.

Securities Available for Sale
     99.6% of FCC's securities portfolio was classified as available for sale at the end of both 1995 quarters, compared to 89.0% at June 30, 1994. Securities available for sale were $2.6 billion at the end of both the second and first quarters of 1995 and at June 30, 1994.

     Improving bond prices caused a significant change in the market values of these securities during the second quarter. A net unrealized gain, net of tax, increased stockholders' equity $20.7 million at June 30, 1995, including gross unrealized gains of $44.7 million and gross unrealized losses of $12.8 million.
Stockholders' equity reflected reductions for net unrealized losses, net of tax, of $17.4 million at the end of last quarter and $49.3 million at June 30, 1994.

Securities Held to Maturity
     Securities held to maturity were $10.2 million at June 30, 1995 and March 31, 1995, compared to $323.7 million a year ago. The decline from last year reflects maturities of securities in the held to maturity category.

Money Market Investments
     As of June 30, 1995, money market investments were $67.7 million and averaged $35.4 million for the quarter. Average money market investments were $63.9 million in the prior quarter and $72.6 million in 1994's second quarter. The decrease in average money market investments was the result of significant loan growth.

Loans
     Strong loan growth continued in the second quarter, reflecting improved activity in many sectors of Louisiana's economy. Loans and leases, net of unearned income, were $3.8 billion as of June 30, 1995, a 5% increase from March 31, 1995 and 27% higher than a
year  ago.   Average loans rose 6% from last quarter and were  up
27% from last year's second quarter.

     Loan growth was across all sectors of the portfolio. Compared to last quarter, the most significant increases were in loans to
individuals,  commercial  real  estate  loans   and   residential
mortgage  loans.   The  rise  in  loans  to individuals reflected
increased   automobile  loans,  plus  a  seasonal   increase   in
education-related loans. Compared to 1994's second quarter, the strongest loan growth was in commercial loans and loans to individuals, primarily automobile loans. Commercial loan growth came from virtually all industry categories. Strong loan growth is a trend that is expected to continue throughout 1995.

Deposits
     As of June 30, 1995, deposits were $5.7 billion. During the second quarter, deposits averaged $5.7 billion, up 1% from last quarter and 4% above the second quarter of 1994. The most significant growth from both prior periods was in time deposits of $100,000 and over. Compared to last year, this growth was mainly due to a rise in public funds deposits reflecting FCC's renewed interest in that market. The growth from last quarter resulted from increases in both public and nonpublic sources. Core deposits were 89% of average deposits for the current quarter, compared to 90% last quarter and 93% in 1994's second quarter.

Short-Term Borrowings
     Short-term borrowings were $538.5 million at June 30, 1995. Average short-term borrowings were $485.0 million, compared to $421.9 million last quarter and $465.5 million in the second quarter of 1994. As a percent of average interest-bearing liabilities, short-term borrowings were 10% in the second quarter of both 1995 and 1994, compared to 9% in the first quarter of 1995.

Off-Balance Sheet Instruments
     FCC enters into interest rate contracts with the objective of reducing the sensitivity of net interest income to changes in
interest  rates.   FCC does not use off-balance sheet instruments
for speculative purposes. Note 9 provides additional information about off-balance sheet instruments.

     The total notional amount of FCC's interest rate contracts was $860 million as of June 30, 1995, compared to $810 million at the end of last quarter. The estimated fair value of FCC's interest rate contracts at June 30, 1995 was a loss of $3.0 million, compared to a loss of $9.5 million at March 31, 1995. The change reflected declining interest rates.

     During the second quarter, FCC entered into swap contracts with a total notional amount of $200 million, and terminated swap contracts with a total notional amount of $150 million. The new interest rate swaps, which mature in June 1997, serve as hedges against interest rate fluctuations on $200 million in U.S. Treasury securities. The terminated swaps converted certificates of deposit at fixed rates into floating rates and would have matured in August ($100 million) and November ($50 million) of 1996. The loss of $444,000 related to these terminated swaps is being amortized over the remaining lives of the original swaps.

     Table 3 summarizes FCC's interest rate swaps as of June 30, 1995, while Table 4 presents the changes in FCC's derivative products by type during 1995.

     Interest rate contracts reduced FCC's net interest income $1.2 million this quarter and $2.2 million for the six-month period of
1995.   This expense was related to cash payments  on  amortizing
interest rate swaps, combined with the amortization of the premiums paid for interest rate caps. Table 5 shows the impact of derivative products by type on net interest income for the second quarter and first six months of 1995.

Capital and Dividends
     As of June 30, 1995, stockholders' equity was 8.50% of total assets, compared to 7.96% at March 31. The unrealized gain or loss on securities available for sale (SFAS 115 adjustment) is reflected as an adjustment to stockholders' equity, net of the tax effect. This adjustment was a $20.7 million net unrealized gain at June 30, 1995, compared to a $17.4 million net unrealized loss at March 31, 1995.

     Regulatory ratios, including leverage, tier 1 and total capital, are calculated excluding the effect of the SFAS 115 adjustment.
The regulatory leverage ratio was 8.14% as of June 30, 1995, and 8.06% at the end of last quarter. Table 6 presents FCC's risk-based and other capital ratios as of June 30, 1995 and 1994 and
December  31,  1994.   All  ratios  remain  well above regulatory
minimums. Under present regulations, all five of FCC's banks are classified as "well-capitalized."

     The Parent Company's sources of funds to pay cash dividends on its common and preferred stock are its net working capital and the dividends it receives from the banks. At June 30, 1995, the
Parent  Company  had  $92.8  million   of  net  working  capital.
Additionally, the Parent Company could receive dividends from the banks without prior regulatory approval of $76.1 million, plus an amount equal to the banks' adjusted net profits for the remainder of the year.

Credit Risk Management
Nonperforming Assets
     Nonperforming assets were $33.8 million at the end of the second quarter, compared to $18.2 million at March 31, 1995 and $26.1 million at June 30, 1994. FCC placed all loans related to a riverboat casino project on nonaccrual during the second quarter, leading to the increase from the first quarter. As a percent of loans and foreclosed assets, nonperforming assets were .90% at quarter-end, .51% at the end of the prior quarter and .88% at June 30, 1994.

     86% of nonperforming loans were contractually current or no more than 30 days past due at the end of 1995's second quarter, compared to 67% at March 31, 1995. Loans and leases past due 90 days or more and not on nonaccrual status were $13.9 million at June 30, 1995, down $2.2 million from the prior quarter. Watch list loans and foreclosed assets were $139.8 million at June 30, 1995, compared to $119.3 million at March 31, 1995. The increase was mostly in the Type 3, or substandard, classification and primarily reflected gaming-related loans. At June 30, 1995, loans related to the gaming industry were $95 million, or 2.5% of total loans.

     Table 7 presents information on nonperforming assets, detailed by type, as of June 30, 1995 and 1994 and December 31, 1994.

Allowance for Loan Losses
     The allowance for loan losses was $58.4 million as of June 30, 1995, compared to $57.8 million at the end of last quarter. As a percent of loans and leases, the allowance was 1.55% at the end of this quarter, compared to 1.62% at March 31, 1995 and 2.06% at
June  30,  1994.   Management  believes  that  the  allowance  is
adequate to cover possible losses in the loan portfolio.

     Net charge-offs as a percent of average loans were .27% for the current quarter, compared to .26% last quarter and .03% in the second quarter of 1994. The increase in net charge-offs from the second quarter of 1994 primarily reflects the return to a lower level of recoveries relative to gross charge-offs in 1995. Recoveries as a percent of gross charge-offs were 51% for the second quarter of 1995, compared to 92% in last year's second quarter. For the second quarter, net charge-offs on credit card loans were 2.4% of average credit card loans, compared to 2.1% during last year's second quarter. Table 8 presents the activity for the second quarters and first six months of 1995 and 1994.


TABLE 1.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE) <F1> AND INTEREST RATES
==================================================================================================================================
                                              Second Quarter 1995            First Quarter 1995            Second Quarter 1994
__________________________________________________________________________________________________________________________________
                                           Average                        Average                       Average
(dollars in thousands)                     Balance    Interest   Rate     Balance   Interest   Rate     Balance   Interest   Rate
__________________________________________________________________________________________________________________________________
ASSETS
  EARNING ASSETS
    Loans and leases                      $3,646,685  $ 82,994   9.13%  $3,445,077  $ 76,554   8.99%  $2,860,632  $ 61,427   8.61%
    Securities
      Taxable                              2,523,293    41,709   6.62    2,558,139    40,070   6.31    2,984,343    38,170   5.12
      Tax-exempt                              93,496     2,441  10.44       97,950     2,621  10.71       95,162     2,588  10.88
__________________________________________________________________________________________________________________________________
        Total securities                   2,616,789    44,150   6.76    2,656,089    42,691   6.47    3,079,505    40,758   5.30
__________________________________________________________________________________________________________________________________
    Interest-bearing deposits in banks           151         3   5.47          258         3   3.47       55,590       475   3.43
    Federal funds sold and securities
      purchased under resale agreements       19,860       308   6.22       53,434       769   5.84       15,569       159   4.11
    Trading account securities                15,389       223   5.82       10,158       111   4.45        1,464        20   5.55
__________________________________________________________________________________________________________________________________
        Total money market investments        35,400       534   6.04       63,850       883   5.61       72,623       654   3.62
__________________________________________________________________________________________________________________________________
        Total earning assets               6,298,874  $127,678   8.12%   6,165,016  $120,128   7.88%   6,012,760  $102,839   6.85%
__________________________________________________________________________________________________________________________________
  NONEARNING ASSETS
    Other assets <F2>                        643,266                       614,420                       614,880
    Allowance for loan losses                (57,998)                      (57,129)                      (64,738)
__________________________________________________________________________________________________________________________________
        Total assets                      $6,884,142                    $6,722,307                    $6,562,902
==================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  INTEREST-BEARING LIABILITIES
    Interest-bearing deposits
      NOW account deposits                $  890,532  $  4,161   1.87%  $  940,037  $  4,630   2.00%  $  891,520  $  3,168   1.43%
      Money market investment deposits       614,674     3,632   2.37      648,339     3,364   2.11      774,028     3,717   1.93
      Savings and other consumer
        time deposits                      2,270,818    26,778   4.73    2,219,708    24,321   4.44    2,112,381    18,143   3.45
      Time deposits $100,000 and over        639,551     8,983   5.63      566,048     7,402   5.31      391,014     3,508   3.60
__________________________________________________________________________________________________________________________________
        Total interest-bearing deposits    4,415,575    43,554   3.96    4,374,132    39,717   3.68    4,168,943    28,536   2.75
__________________________________________________________________________________________________________________________________
    Short-term borrowings                    485,029     7,467   6.18      421,863     6,052   5.82      465,488     4,557   3.92
    Long-term debt                            88,654     2,768  12.52       88,717     2,739  12.53       89,349     2,768  12.43
__________________________________________________________________________________________________________________________________
        Total interest-bearing liabilities 4,989,258  $ 53,789   4.32%   4,884,712  $ 48,508   4.03%   4,723,780  $ 35,861   3.04%
__________________________________________________________________________________________________________________________________
NONINTEREST-BEARING LIABILITIES
  AND STOCKHOLDERS' EQUITY
    Noninterest-bearing deposits           1,238,336                     1,234,884                     1,253,063
    Other liabilities                         84,634                        80,705                        69,404
    Stockholders' equity                     571,914                       522,006                       516,655
__________________________________________________________________________________________________________________________________
        Total liabilities and
          stockholders' equity            $6,884,142                    $6,722,307                    $6,562,902
==================================================================================================================================
        Net interest income (FTE)
          and margin                                  $ 73,889   4.70%              $ 71,620   4.68%              $ 66,978   4.46%
==================================================================================================================================
        Net earning assets and spread     $1,309,616             3.80%  $1,280,304             3.85%  $1,288,980             3.81%
==================================================================================================================================
        Cost of funds                                            3.42%                         3.19%                         2.39%
==================================================================================================================================

<F1> Based on a 35% tax rate.
<F2> Includes mark-to-market adjustment on securities available for sale.


TABLE 1.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE) <F1> AND INTEREST RATES (continued)
========================================================================================================================
                                                            Six Months Ended                   Six Months Ended
                                                             June 30, 1995                      June 30, 1994
________________________________________________________________________________________________________________________
                                                      Average                            Average
(dollars in thousands)                                Balance     Interest    Rate       Balance      Interest    Rate
________________________________________________________________________________________________________________________
ASSETS
  EARNING ASSETS
    Loans and leases                                 $3,546,437   $159,548    9.06%     $2,824,366    $121,722    8.68%
    Securities
      Taxable                                         2,540,620     81,779    6.46       3,113,060      77,719    5.01
      Tax-exempt                                         95,711      5,062   10.58          98,165       5,334   10.87
________________________________________________________________________________________________________________________
        Total securities                              2,636,331     86,841    6.62       3,211,225      83,053    5.19
________________________________________________________________________________________________________________________
    Interest-bearing deposits in banks                      204          4    4.25          64,506       1,083    3.39
    Federal funds sold and securities purchased
      under resale agreements                            36,554      1,078    5.94          20,459         353    3.58
    Trading account securities                           12,788        335    5.28           1,606          43    5.39
________________________________________________________________________________________________________________________
      Total money market investments                     49,546      1,417    5.77          86,571       1,479    3.47
________________________________________________________________________________________________________________________
      Total earning assets                            6,232,314   $247,806    8.00%      6,122,162    $206,254    6.78%
________________________________________________________________________________________________________________________
  NONEARNING ASSETS
    Other assets <F2>                                   628,923                            650,043
    Allowance for loan losses                           (57,566)                           (67,245)
________________________________________________________________________________________________________________________
      Total assets                                   $6,803,671                         $6,704,960
========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  INTEREST-BEARING LIABILITIES
    Interest-bearing deposits
      NOW account deposits                           $  915,148   $  8,791    1.94%     $  919,521    $  6,437    1.41%
      Money market investment deposits                  631,413      6,996    2.24         780,650       7,514    1.94
      Savings and other consumer time deposits        2,245,405     51,099    4.59       2,110,919      35,662    3.41
      Time deposits $100,000 and over                   603,002     16,385    5.48         391,945       6,810    3.50
________________________________________________________________________________________________________________________
        Total interest-bearing deposits               4,394,968     83,271    3.82       4,203,035      56,423    2.71
________________________________________________________________________________________________________________________
    Short-term borrowings                               453,620     13,519    6.01         557,563       9,398    3.40
    Long-term debt                                       88,685      5,507   12.52          90,234       5,604   12.52
________________________________________________________________________________________________________________________
      Total interest-bearing liabilities              4,937,273   $102,297    4.18%      4,850,832    $ 71,425    2.97%
________________________________________________________________________________________________________________________
NONINTEREST-BEARING LIABILITIES
  AND STOCKHOLDERS' EQUITY
    Noninterest-bearing deposits                      1,236,619                          1,254,317
    Other liabilities                                    82,916                             68,233
    Stockholders' equity                                546,863                            531,578
________________________________________________________________________________________________________________________
      Total liabilities and stockholders' equity     $6,803,671                         $6,704,960
========================================================================================================================
      Net interest income (FTE) and margin                        $145,509    4.69%                   $134,829    4.42%
========================================================================================================================
      Net earning assets and spread                  $1,295,041               3.82%     $1,271,330                3.81%
========================================================================================================================
      Cost of funds                                                           3.31%                               2.35%
========================================================================================================================

<F1> Based on a 35% tax rate.
<F2> Includes mark-to-market adjustment on securities available for sale.


TABLE 2. SUMMARY OF CHANGES IN NET INTEREST INCOME (FTE) <F1>
==================================================================================================================================
                                                                Second Quarter 1995                    Second Quarter 1995
                                                           Compared to First Quarter 1995        Compared to Second Quarter 1994
__________________________________________________________________________________________________________________________________
                                                           Total       Due to      Due to         Total       Due to      Due to
                                                          Increase    Change in   Change in      Increase    Change in   Change in
(dollars in thousands)                                   (Decrease)    Volume       Rate        (Decrease)    Volume       Rate
__________________________________________________________________________________________________________________________________
EARNING ASSETS
  Loans and leases                                         $6,440      $4,557      $1,883        $21,567      $17,709     $ 3,858
  Securities
    Taxable                                                 1,639        (552)      2,191          3,539       (6,493)     10,032
    Tax-exempt                                               (180)       (117)        (63)          (147)         (45)       (102)
__________________________________________________________________________________________________________________________________
      Total securities                                      1,459        (669)      2,128          3,392       (6,538)      9,930
__________________________________________________________________________________________________________________________________
  Interest-bearing deposits in banks                           -           (2)          2           (472)        (743)        271
  Federal funds sold and securities purchased
    under resale agreements                                  (461)       (517)         56            149           52          97
  Trading account securities                                  112          69          43            203          202           1
__________________________________________________________________________________________________________________________________
    Total money market investments                           (349)       (450)        101           (120)        (489)        369
__________________________________________________________________________________________________________________________________
    Total interest income                                  $7,550      $3,438      $4,112        $24,839      $10,682     $14,157
==================================================================================================================================
INTEREST-BEARING LIABILITIES
  Interest-bearing deposits
    NOW account deposits                                   $ (469)     $ (237)     $ (232)       $   993      $    (4)    $   997
    Money market investment deposits                          268        (181)        449            (85)        (848)        763
    Savings and other consumer time deposits                2,457         570       1,887          8,635        1,446       7,189
    Time deposits $100,000 and over                         1,581       1,007         574          5,475        2,897       2,578
__________________________________________________________________________________________________________________________________
      Total interest-bearing deposits                       3,837       1,159       2,678         15,018        3,491      11,527
__________________________________________________________________________________________________________________________________
  Short-term borrowings                                     1,415         951         464          2,910          199       2,711
  Long-term debt                                               29          (2)         31            -            (22)         22
__________________________________________________________________________________________________________________________________
    Total interest expense                                 $5,281      $2,108      $3,173        $17,928      $ 3,668     $14,260
__________________________________________________________________________________________________________________________________
    Change in net interest income (FTE)                    $2,269      $1,330      $  939        $ 6,911      $ 7,014     $  (103)
==================================================================================================================================

<F1> Based on a 35% tax rate.


TABLE 2. SUMMARY OF CHANGES IN NET INTEREST INCOME (FTE) <F1> (continued)

====================================================================================
                                                   Six Months Ended June 30, 1995
                                                    Compared to Six Months Ended
                                                            June 30, 1994
____________________________________________________________________________________
                                                   Total        Due to      Due to
                                                  Increase    Change in   Change in
(dollars in thousands)                           (Decrease)     Volume       Rate
____________________________________________________________________________________
EARNING ASSETS
  Loans and leases                                 $37,826     $32,285     $ 5,541
  Securities
    Taxable                                          4,060     (15,898)     19,958
    Tax-exempt                                        (272)       (132)       (140)
____________________________________________________________________________________
      Total securities                               3,788     (16,030)     19,818
____________________________________________________________________________________
  Interest-bearing deposits in banks                (1,079)     (1,235)        156
  Federal funds sold and securities purchased
    under resale agreements                            725         381         344
  Trading account securities                           292         293          (1)
____________________________________________________________________________________
    Total money market investments                     (62)       (561)        499
____________________________________________________________________________________
    Total interest income                          $41,552     $15,694     $25,858
====================================================================================
INTEREST-BEARING LIABILITIES
  Interest-bearing deposits
    NOW account deposits                           $ 2,354     $   (31)    $ 2,385
    Money market investment deposits                  (518)     (1,558)      1,040
    Savings and other consumer time deposits        15,437       2,394      13,043
    Time deposits $100,000 and over                  9,575       4,677       4,898
____________________________________________________________________________________
      Total interest-bearing deposits               26,848       5,482      21,366
____________________________________________________________________________________
  Short-term borrowings                              4,121      (2,015)      6,136
  Long-term debt                                       (97)        (96)         (1)
____________________________________________________________________________________
    Total interest expense                         $30,872     $ 3,371     $27,501
____________________________________________________________________________________
    Change in net interest income (FTE)            $10,680     $12,323     $(1,643)
====================================================================================

<F1> Based on a 35% tax rate.


TABLE 3.  INTEREST RATE SWAPS
==================================================================================================================================
                                                        Weighted    Weighted
                                                        Average   Average Rate    Floating
                                              Notional  Maturity  ____________      Rate        Reset           Underlying
(dollars in thousands)                         Amount   (years)   Receive  Pay      Index     Frequency       Asset/Liability
__________________________________________________________________________________________________________________________________
Generic Swaps - receive floating/pay fixed    $200,000  1.97      6.03%    5.85%    LIBOR     Quarterly   U.S. Treasury Securities
Generic Swaps - receive fixed/pay floating      10,000   .03      5.74     6.25     LIBOR     Quarterly   Certificates of Deposit
Amortizing interest rate swaps -
  receive fixed/pay floating                   200,000  1.35      4.35     6.19     LIBOR     Quarterly   Certificates of Deposit
__________________________________________________________________________________________________________________________________
Total Interest Rate Swaps at June 30, 1995    $410,000  1.62      5.20%    6.02%
==================================================================================================================================


TABLE 4.  CHANGES IN DERIVATIVE PRODUCTS (NOTIONAL AMOUNTS)
========================================================================================================
                                         Option                     Amortizing
                                         Based         Generic       Interest     Callable
(in thousands)                        Instruments       Swaps       Rate Swaps     Swaps         Total
________________________________________________________________________________________________________
Balance, December 31, 1994             $450,000       $ 110,000     $200,000      $ 50,000    $ 810,000
  Purchases                                -            200,000         -             -         200,000
  Terminations                             -           (100,000)        -          (50,000)    (150,000)
________________________________________________________________________________________________________
Balance, June 30, 1995                 $450,000       $ 210,000     $200,000      $   -       $ 860,000
========================================================================================================



TABLE 5.  ANALYSIS OF DERIVATIVE PRODUCT INTEREST INCOME (EXPENSE)
========================================================================================================
                                        Option                      Amortizing
                                         Based        Generic        Interest     Callable
(in thousands)                        Instruments      Swaps        Rate Swaps     Swaps        Total
________________________________________________________________________________________________________
Three months ended June 30, 1995
  Interest income (expense)           $   284         $  11         $    (948)    $ (173)     $    (826)
  Premium amortization                   (379)            -                -          -            (379)
________________________________________________________________________________________________________
Interest income (expense)             $   (95)        $  11         $    (948)    $ (173)     $  (1,205)
========================================================================================================
Six months ended June 30, 1995
  Interest income (expense)           $   580         $  (8)        $  (1,782)    $ (358)     $  (1,568)
  Premium amortization                   (631)            -                -          -            (631)
________________________________________________________________________________________________________
Interest income (expense)             $   (51)        $  (8)        $  (1,782)    $ (358)     $  (2,199)
========================================================================================================


TABLE 6. RISK-BASED CAPITAL AND CAPITAL RATIOS
======================================================================
                                     June 30            December 31
(dollars in thousands)           1995          1994        1994
______________________________________________________________________
Tier 1 capital               $  559,007    $  548,020    $  548,851
Tier 2 capital                  133,194       124,318       129,970
______________________________________________________________________
  Total capital              $  692,201    $  672,338    $  678,821
======================================================================
Risk-weighted assets         $3,999,392    $3,202,328    $3,717,600
======================================================================
Ratios at end of period
  Tier 1 capital                 13.98%        17.11%        14.76%
  Total capital                  17.31%        21.00%        18.26%
  Equity ratio                    8.50%         7.84%         7.23%
  Tangible equity ratio           8.23%         7.63%         7.02%
  Leverage ratio                  8.14%         8.33%         8.07%
======================================================================



TABLE 7. NONPERFORMING ASSETS
========================================================================================================
                                                                            June 30         December 31
(dollars in thousands)                                                 1995         1994        1994
________________________________________________________________________________________________________
Nonaccrual loans by type
  Loans to individuals-residential mortgages                          $ 4,019     $ 4,358     $ 4,207
  Loans to individuals-other                                              245         958         622
  Commercial, financial and agricultural                               16,259       1,632         910
  Real estate-commercial mortgages                                      8,441      11,875       7,578
  Real estate-other                                                     2,904         164         227
  Other                                                                   -            13         -
________________________________________________________________________________________________________
                                                                       31,868      19,000      13,544
________________________________________________________________________________________________________
Foreclosed assets
  Other real estate                                                     2,908      11,944       9,786
  Other foreclosed assets                                                 215         137          91
  Allowance for losses on foreclosed assets                            (1,184)     (4,938)     (3,898)
________________________________________________________________________________________________________
                                                                        1,939       7,143       5,979
________________________________________________________________________________________________________
    Total nonperforming assets                                        $33,807     $26,143     $19,523
========================================================================================================
Loans past due 90 days or more and not on nonaccrual status           $13,900     $12,550     $10,310
========================================================================================================
End of period ratios
  Nonperforming assets as a percent of loans and leases
    plus foreclosed assets                                               .90%        .88%        .58%
  Allowance for loan losses as a percent of nonperforming loans       183.12%     321.38%     412.97%
  Loans and leases past due 90 days or more and not on
    nonaccrual status as a percent of loans and leases                   .37%        .42%        .30%
========================================================================================================



TABLE 8. SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE
============================================================================================================================
                                                                               Three Months Ended      Six Months Ended
                                                                                    June 30                June 30
============================================================================================================================
(dollars in thousands)                                                           1995       1994        1995       1994
============================================================================================================================
Balance at beginning of period                                                 $57,828    $66,085     $55,933    $70,459
Purchased allowance                                                                -          -         1,142        -
Provision charged to expense                                                     2,956     (4,782)      5,963     (8,539)
Loans and leases charged to the allowance
  Loans to individuals-residential mortgages                                        45          7          94         85
  Loans to individuals-other                                                     1,352        587       2,339      1,133
  Commercial, financial and agricultural                                           137        154         558        430
  Real estate-commercial mortgages                                                 150          9         167         62
  Credit card loans                                                              3,258      2,241       6,095      4,744
____________________________________________________________________________________________________________________________
    Total charge-offs                                                            4,942      2,998       9,253      6,454
___________________________________________________________________________________________________________________________
Recoveries on loans and leases previously charged to the allowance
  Loans to individuals-residential mortgages                                       166        220         387        714
  Loans to individuals-other                                                       494        444         944        868
  Commercial, financial and agricultural                                           800        979       1,378      2,011
  Real estate-commercial mortgages                                                 294        103         434        403
  Real estate-other                                                                 11        357          38        377
  Credit card loans                                                                746        655       1,377      1,217
  Other                                                                              5        -            15          7
____________________________________________________________________________________________________________________________
    Total recoveries                                                             2,516      2,758       4,573      5,597
____________________________________________________________________________________________________________________________
      Net charge-offs                                                            2,426        240       4,680        857
____________________________________________________________________________________________________________________________
Balance at end of period                                                       $58,358    $61,063     $58,358    $61,063
============================================================================================================================
Gross annualized charge-offs as a percent of average loans and leases             .54%       .42%        .52%       .46%
Recoveries as a percent of gross charge-offs                                    50.91%     91.99%      49.42%     86.72%
Net annualized charge-offs as a percent of average loans and leases               .27%       .03%        .26%       .06%
Allowance for loan losses as a percent of loans and leases at end of period      1.55%      2.06%       1.55%      2.06%
============================================================================================================================


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

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        (a)  The annual meeting of the stockholders of FCC (the
             "Meeting") was held on April 17, 1995.

        (b) and (c)

                                                                     BROKER
      SUBMISSION OF MATTERS          FOR      AGAINST *    ABSTAIN   NONVOTE
      ______________________________________________________________________

      I. DIRECTORS ELECTED

         Ian Arnof                 21,589,254  1,077,824       0         0
         James J. Bailey III       21,602,237  1,064,841       0         0
         John W. Barton            21,591,400  1,075,678       0         0
         Sydney J. Besthoff III    21,574,079  1,092,999       0         0
         Robert H. Bolton          21,584,873  1,082,205       0         0
         Frances B. Davis          21,592,841  1,074,237       0         0
         Laurance  Eustis, Jr.     21,586,907  1,080,171       0         0
         William P. Fuller         21,592,607  1,074,471       0         0
         Arthur Hollins III        21,606,462  1,060,616       0         0
         F. Ben James, Jr.         21,606,363  1,060,715       0         0
         Erik F. Johnsen           21,593,033  1,074,045       0         0
         J. Merrick Jones, Jr.     21,606,589  1,060,489       0         0
         Edwin Lupberger           21,428,831  1,238,247       0         0
         Hermann Moyse, Jr.        21,591,318  1,075,760       0         0
         O. Miles Pollard, Jr.     21,606,559  1,060,519       0         0
         G.  Frank Purvis, Jr.     21,580,776  1,086,302       0         0
         Edward M. Simmons         21,591,895  1,075,183       0         0
         H. Leighton Steward       21,606,575  1,060,503       0         0
         J. B. Storey              21,581,213  1,085,865       0         0
         Robert A. Weigle          21,606,519  1,060,559       0         0
      ______________________________________________________________________

      II. Amendment and
      restatement of FCC's
      Supplemental Tax-Deferred
      Savings Plan                 21,165,341   332,266    1,169,471     0
      ______________________________________________________________________
       * With respect to the election of directors, amounts shown reflect shares as to which authority to vote was withheld.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

            3(ii) - Amended and restated FCC By-laws dated May 15, 1995.

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

            11 -    Computation of Earnings Per Share

            15 - Letter regarding unaudited interim financial information - Report of Independent Public Accountants on page 15 of
                    Part I, Item 1.

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

             (1) Consolidated Financial Statements of First Bancshares, Inc. and subsidiary:

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

             (2) First Commerce Corporation Pro Forma Condensed Combined Financial Statements (Unaudited):

                       Pro Forma Condensed Combined Balance Sheet as of
                         December 31, 1994
                       Pro Forma Condensed Combined  Statements of Income for
                         the years ended December 31, 1994, 1993 and 1992
                       Notes to the Pro Forma Condensed Combined Financial
                         Statements

             A report on Form 8-K dated May 8, 1995, was filed by the registrant reporting Item 5, Other Events. This report included supplemental consolidated financial statements of FCC and Subsidiaries which had been restated to reflect the pooling-of-interests with First Bancshares, Inc. as follows:

                  Report of Independent Public Accountant
                  Supplemental Consolidated Balance Sheets as of December 31,
                    1994 and 1993
                  Supplemental Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992
                  Supplemental Consolidated Statements of Stockholders' Equity
                    for the years ended December 31, 1994, 1993 and 1992
                  Supplemental Consolidated Statements  of  Cash Flows for the
                    years ended December 31, 1994, 1993, and 1992
                  Notes to the Supplemental Consolidated Financial Statements

             A report on Form 8-K dated June 2, 1995, was filed by the registrant reporting Item 5, Other Events. This report contained information regarding a definitive agreement to merge Central Corporation of Monroe, Louisiana into FCC as follows:

             (1) Interim Consolidated Financial Statements of Central Corporation (Unaudited):

                       Consolidated Statement of Condition as of March 31, 1995 Consolidated Statements of Income for the quarters ended
                         March 31, 1995 and 1994
                       Consolidated Statements of Cash Flows for the quarters
                         ended March 31, 1995 and 1994
                       Notes to Consolidated Financial Statements

             (2)  Consolidated Financial Statements of Central Corporation:
                  Consolidated Statements of Condition as of December 31, 1994 and 1993

                       Consolidated Statements of Income for the years ended
                         December 31, 1994, 1993 and 1992
                       Consolidated Statements of Cash Flows for the years
                         ended December 31, 1994, 1993 and 1992
                       Consolidated Statements of Changes in Stockholders'
                         Equity for the years ended December 31, 1994, 1993 and 1992
                       Notes to Consolidated Financial Statements
                       Independent Auditors' Report

             (3) First Commerce Corporation Pro Forma Condensed Combined Financial Information (Unaudited):

                       Pro Forma Condensed Combined Balance Sheet as of March
                         31, 1995
                       Pro Forma Condensed Combined Statement of Income for
                         the three months ended March 31, 1995
                       Pro Forma Condensed Combined  Statements of Income for
                         the years ended December 31, 1994, 1993 and 1992
                       Notes to Pro Forma Condensed Combined Financial
                         Statements

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          First Commerce Corporation
                                          (Registrant)



          Date: August 14, 1995           By: /s/ Thomas L. Callicutt, Jr.
                                              _____________________________
                                                Thomas L. Callicutt, Jr.
                                                Senior Vice President,
                                                Controller and Principal
                                                Accounting Officer