Form 10-Q
period 1995-09-30
FIRST COMMERCE CORP /LA/
filed 1995-11-14
CIK 36204

_____________________________________________________________________________
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
______________________________________________________________________________


                                      FORM 10-Q

          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1995


                            Commission file number 0-7931


                             FIRST COMMERCE CORPORATION
               (Exact name of registrant as specified in its charter)


                    Louisiana                          72-0701203
          (State or  other  jurisdiction          (I.R.S. Employer
          of incorporation or organization)     Identification No.)

                210 Baronne Street                        70112
              New Orleans, Louisiana                   (Zip Code)
       (Address of principal executive offices)



    Registrant's telephone number, including  area code:  (504)  561-1371


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes X       No __


          Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.


           Class                          Outstanding as of October 31, 1995
           _____                          __________________________________


     Common Stock, $5.00 par value                     37,800,730

                             FIRST COMMERCE CORPORATION
                                       INDEX





Part 1:  Financial Information


Item 1.  Financial Statements                                Page No.

            Consolidated Balance Sheets                          3

            Consolidated Statements of Income                    4

            Consolidated Statements of Changes
                    in Stockholders' Equity                      5

            Consolidated Statements of Cash Flows                6

            Notes to Consolidated Financial Statements           7

            Report of Independent Public Accountants            15

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations            16


Part II:  Other Information                                      32


                                          CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                     September 30        December 31
==================================================================================================
                                                         1995          1994        1994
__________________________________________________________________________________________________
ASSETS
  Cash and due from banks                            $   348,295   $  360,369    $  424,699
  Interest-bearing deposits in other banks                   151        6,447         4,205
  Securities
     Held to maturity (market value $10,643,
       $162,039 and $50,487, respectively)                10,642      163,883        52,736
     Available for sale, at market                     2,618,363    2,847,834     2,501,314
  Trading account securities                              12,096          134         8,970
  Federal funds sold and securities purchased
     under resale agreements                               3,500       26,020        71,530
  Loans and leases, net of unearned income of
    $6,254,  $10,068 and $9,093, respectively          4,154,367    3,224,600     3,478,929
     Allowance for loan losses                           (63,364)     (61,262)      (58,973)
_________________________________________________________________________________________________
        Net loans and leases                           4,091,003    3,163,338     3,419,956
_________________________________________________________________________________________________
  Premises and equipment                                 143,168      125,764       131,365
  Accrued interest receivable                             69,315       58,776        63,677
  Other real estate                                        1,252        6,843         5,924
  Goodwill and other intangibles                          19,831       14,431        15,118
  Other assets                                            48,882       99,534       277,690
_________________________________________________________________________________________________
        Total assets                                  $7,366,498   $6,873,373    $6,977,184
=================================================================================================
        LIABILITIES
    Noninterest-bearing deposits                      $1,232,946   $1,269,968    $1,316,604
    Interest-bearing deposits                          4,539,550    4,261,642     4,514,844
_________________________________________________________________________________________________
        Total deposits                                 5,772,496    5,531,610     5,831,448
_________________________________________________________________________________________________
  Short-term borrowings                                  771,349      651,311       470,917
  Accrued interest payable                                34,747       20,514        23,084
  Accounts payable and other accrued liabilities          68,804       48,421        54,184
  Long-term debt                                          88,373       89,010        89,031
_________________________________________________________________________________________________
        Total liabilities                              6,735,769    6,340,866     6,468,664
=================================================================================================
STOCKHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares authorized
    Series 1992, 7.25% cumulative convertible, $25 stated value
    Issued--2,353,806, 2,398,170 and 2,398,170 shares,
    respectively                                          58,845       59,954        59,954
  Common stock, $5 par value
    Authorized--100,000,000 shares
    Issued--30,512,515, 29,852,490 and 29,882,072
    shares, respectively                                 152,563      149,262       149,410
  Capital surplus                                        141,322      127,547       127,641
  Retained earnings                                      274,522      246,741       244,550
  Treasury stock -- 491,330 common shares, at cost       (13,263)           -             -
  Unearned restricted stock compensation                  (1,797)        (921)         (592)
  Net unrealized gain (loss) on securities available
     for sale                                             18,537      (50,076)      (72,443)
_________________________________________________________________________________________________
        Total stockholders' equity                       630,729      532,507       508,520
_________________________________________________________________________________________________
        Total liabilities and stockholders' equity    $7,366,498   $6,873,373    $6,977,184
=================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these
Consolidated Balance Sheets.

                                CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended      Nine Months Ended
(dollars in thousands except per share data)                    September 30            September 30
============================================================================================================
                                                                1995       1994        1995       1994
____________________________________________________________________________________________________________
INTEREST INCOME
  Interest and fees on loans and leases                      $90,473    $68,187    $253,208   $192,978
  Interest on tax-exempt securities                            1,565      1,839       5,133      5,569
  Interest and dividends on taxable securities                41,893     40,669     124,876    119,679
  Interest on money market investments                           363        534       1,910      2,143
____________________________________________________________________________________________________________
    Total interest income                                    134,294    111,229     385,127    320,369
____________________________________________________________________________________________________________
INTEREST EXPENSE
  Interest on deposits                                        46,867     31,594     131,410     89,362
  Interest on short-term borrowings                            9,053      5,816      22,578     15,218
  Interest on long-term debt                                   2,794      2,809       8,301      8,412
____________________________________________________________________________________________________________
    Total interest expense                                    58,714     40,219     162,289    112,992
____________________________________________________________________________________________________________
NET INTEREST INCOME                                           75,580     71,010     222,838    207,377
PROVISION FOR LOAN LOSSES                                      4,629     (2,550)     10,442    (11,089)
____________________________________________________________________________________________________________
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           70,951     73,560     212,396    218,466
============================================================================================================
OTHER INCOME
  Deposit fees and service charges                            12,763     12,428      37,886     35,958
  Credit card fee income                                       7,314      6,356      20,910     18,252
  Trust fee income                                             3,769      3,432      11,178     10,626
  Broker/dealer revenue                                        2,090      1,755       6,134      5,632
  ATM fee income                                               1,981      1,640       5,760      4,091
  Other operating revenue                                      7,738      2,866      16,314     11,677
  Securities transactions                                          -    (19,577)    (13,286)   (25,160)
____________________________________________________________________________________________________________
    Total other income                                        35,655      8,900      84,896     61,076
____________________________________________________________________________________________________________
OPERATING EXPENSE
  Salary expense                                              30,827     29,440      91,007     85,473
  Employee benefits                                            6,065      5,899      18,894     18,019
____________________________________________________________________________________________________________
    Total personnel expense                                   36,892     35,339     109,901    103,492
  Net occupancy expense                                        4,910      4,637      14,136     13,448
  Equipment expense                                            5,384      4,630      15,647     12,961
  Professional fees                                            4,280      3,904      11,130     10,691
  FDIC insurance expense                                         279      3,146       6,594      9,395
  Other operating expense                                     17,716     13,624      49,468     40,283
____________________________________________________________________________________________________________
    Total operating expense                                   69,461     65,280     206,876    190,270
____________________________________________________________________________________________________________
INCOME BEFORE INCOME TAX EXPENSE                              37,145     17,180      90,416     89,272
INCOME TAX EXPENSE                                            12,700      5,316      30,473     28,787
____________________________________________________________________________________________________________
NET INCOME                                                    24,445     11,864      59,943     60,485
PREFERRED DIVIDEND REQUIREMENTS                                1,086      1,086       3,259      3,260
____________________________________________________________________________________________________________
INCOME APPLICABLE TO COMMON SHARES                           $23,359    $10,778     $56,684    $57,225
============================================================================================================
EARNINGS PER COMMON SHARE
  Primary                                                      $ .77      $ .36       $1.88      $1.91
  Fully diluted                                                $ .73      $ .36       $1.81      $1.83
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Primary                                                 30,156,501 30,010,466  30,111,244 30,006,847
  Fully diluted                                           36,064,608 30,010,466  36,045,942 35,938,314
============================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated
Financial Statements.

                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                               Net
                                                                                                          Unrealized
                                                                                             Unearned    Gain (Loss)
                                   Preferred                                                Restricted   on Securities
(dollars in thousands                Stock      Common    Capital    Retained   Treasury       Stock      Available
except per share data)            Series 1992   Stock     Surplus    Earnings    Stock     Compensation    for Sale     Total
================================================================================================================================
Balance at January 1, 1994           $59,979   $148,758   $125,881   $210,751   $      -       $   (817)     $     -   $544,552
  Net income                               -          -          -     60,485          -              -            -     60,485
  Cash dividends
    Series 1992 preferred stock
        ($1.36 per share)                  -          -          -     (3,260)         -              -            -     (3,260)
    Common stock ($.80 per share)          -          -          -    (20,925)         -              -            -    (20,925)
    Pooled acquisitions                    -          -          -       (275)         -              -            -       (275)
  Conversion of 1,000 shares of
     preferred stock into 1,164 shares
     of common stock                     (25)         6         19          -          -              -            -          -
  Common stock issuances -
     32,552 shares                         -        161        634        (35)         -              -            -        760
  Stock options exercised, net of shares
     surrendered in payment and tax
     benefit - 57,567 shares               -        288        533          -          -              -            -        821
  Restricted stock activity                -         49        480          -          -           (104)           -        425
  Change in net unrealized gain (loss)
     on securities available for sale      -          -          -          -          -              -      (50,076)   (50,076)
________________________________________________________________________________________________________________________________
Balance at September 30, 1994        $59,954   $149,262   $127,547   $246,741    $     -        $  (921)    $(50,076)  $532,507
________________________________________________________________________________________________________________________________
Balance at January 1, 1995           $59,954   $149,410   $127,641   $244,550    $     -        $  (592)    $(72,443)  $508,520
  Net income                               -          -          -     59,943          -              -            -     59,943
  Cash dividends
    Series 1992 preferred stock
      ($1.36 per share)                    -          -          -     (3,259)         -              -            -     (3,259)
    Common stock ($.90 per share)          -          -          -    (26,378)         -              -            -    (26,378)
    Pooled acquisitions                    -          -          -       (275)         -              -            -       (275)
  Conversion of 44,364 shares of preferred
      stock into 51,665 shares of
      common stock                    (1,109)       258        851          -          -              -            -          -
  Common stock issuances -
     24,770 shares                         -          -        231        (59)       497              -            -        669
  Stock options exercised, net of shares
     surrendered in payment and tax
     benefit - 28,503 shares               -        143        343          -          -              -            -        486
  Restricted stock activity                -        172      1,343          -          -         (1,205)           -        310
  Issuance and repurchase of
     equal number of shares to acquire
     City Bancorp, Inc.- 516,100 shares    -      2,580     10,913          -    (13,760)             -            -       (267)
  Change in net unrealized gain (loss)
     on securities available for sale      -          -          -          -          -              -       90,980     90,980
________________________________________________________________________________________________________________________________
Balance at September 30, 1995        $58,845   $152,563   $141,322   $274,522   $(13,263)       $(1,797)     $18,537   $630,729
================================================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.


                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
(dollars in thousands)                                                   September 30
===================================================================================================
                                                                     1995              1994
___________________________________________________________________________________________________
OPERATING ACTIVITIES
  Net income                                                       $  59,943         $   60,485
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                       10,442            (11,089)
      Depreciation and amortization                                   14,133             11,542
      Amortization of intangibles                                      1,997              1,713
      Deferred income tax (benefit) expense                           (1,440)             5,743
      Net loss from securities transactions                           13,286             25,160
      Net (gain) loss on loan sales                                     (648)                57
      (Gain) on divestiture of branches                               (3,054)                 -
      (Increase)  decrease in trading account securities              (3,126)               348
      (Increase) in accrued interest receivable                       (5,432)              (960)
      Decrease in other assets                                         8,813             22,485
      Increase in accrued interest payable                            11,500              3,076
      Increase (decrease) in accounts payable and
        other accrued liabilities                                     16,475            (12,163)
      Other, net                                                      (1,433)              (619)
___________________________________________________________________________________________________
        NET CASH PROVIDED BY OPERATING ACTIVITIES                    120,456            105,778
===================================================================================================
INVESTING ACTIVITIES
  Net decrease in interest-bearing deposits in other banks             4,054             49,141
  Proceeds from sales and calls of securities held to maturity           344                 65
  Proceeds from maturities of securities held to maturity             38,068            666,621
  Purchases of securities held to maturity                              (574)            (5,893)
  Proceeds from sales and calls of securities available for sale     648,581          1,423,012
  Proceeds from maturities of securities available for sale          108,096            219,468
  Purchases of securities available for sale                        (544,434)        (2,001,074)
  Net decrease in federal funds sold and securities purchased
    under resale agreements                                           72,580              4,580
  Proceeds from sales of loans                                        66,943              2,228
  Net (increase) in loans                                           (735,469)          (296,804)
  Cash and due from banks of purchased bank                            4,081                  -
  Divestiture of branches                                             (4,897)                 -
  Purchases of premises and equipment                                (26,761)           (20,631)
  Proceeds from sales of foreclosed assets                             9,376              5,732
  Other, net                                                             239                685
___________________________________________________________________________________________________
    NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                (359,773)            47,130
===================================================================================================
FINANCING ACTIVITIES
  Net (decrease) in demand deposits, NOW accounts,
    money market accounts and savings accounts                      (254,637)          (219,501)
  Net increase in time deposits                                      159,069             61,056
  Net increase (decrease) in short-term borrowings                   300,432            (27,525)
  Payments on long-term debt                                            (658)            (2,165)
  Proceeds from sales of common stock                                    557              1,219
  Cash dividends                                                     (29,587)           (22,810)
  Treasury stock acquired, net of issuances                          (13,263)                 -
___________________________________________________________________________________________________
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 161,913           (209,726)
===================================================================================================
    (DECREASE) IN CASH AND CASH EQUIVALENTS                          (76,404)           (57,818)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 424,699            417,187
===================================================================================================
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 348,295        $  360,369
===================================================================================================
   The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTE 1
Summary of Significant Accounting Policies

   The consolidated financial statements include the accounts of First Commerce Corporation (FCC) and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated.
   The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The consolidated financial statements for the interim periods have not been independently audited. However, the the interim consolidated financial statements have been reviewed by FCC's independent public accountants in accordance with standards for such reviews established by the American Institute of Certified Public Accountants, and their review report is included herein.
   Certain prior year amounts have been reclassified to conform with current year financial statement presentation.
   FCC's financial information has been restated to include First Bancshares, Inc. and Lakeside Bancshares, Inc. Note 3 includes selected information regarding acquisitions.
   The Notes to Consolidated Financial Statements included herein should be read in conjunction with the Notes to Consolidated Financial Statements included in FCC's 1994 Annual Report to Stockholders.

NOTE 2
Subsequent Events

   Effective October 2, 1995, Peoples Bancshares, Inc. (Peoples), the parent company of Peoples Bank & Trust Company of St. Bernard (Peoples Bank) merged into FCC in exchange for approximately 956,184 shares of FCC common stock. Peoples Bank was merged into First National Bank of Commerce, a wholly owned subsidiary of FCC. The Peoples acquisition will add approximately $172 million in assets. The acquisition was accounted for as a pooling-of-interests; accordingly, prior period financial information will be restated in subsequent reports.
   On October 20, 1995, FCC acquired Central Corporation (Central) of Monroe, Louisiana, the parent company of Central Bank in exchange for approximately 6,790,939 shares of FCC common stock. Central Bank will retain separate bank status and will be a wholly owned subsidiary of FCC. Central had $830 million in assets at September 30, 1995. The acquisition was accounted for as a pooling-of-interests; accordingly, prior period financial information will be restated in subsequent reports.
   Selected separate and combined financial information of FCC, Peoples and Central for the nine months ended September 30, 1995 are presented below
(in thousands, except per share amounts).

                                        FCC    Peoples  Central Combined
___________________________________________________________________________
Nine Months Ended September 30, 1995
    Net interest income               $222,838   $5,292  $28,417 $256,547
    Other income, excluding
       securities transactions        $ 98,182   $1,563  $12,953 $112,698
    Net income                        $ 59,943   $  347  $ 8,925 $ 69,215
    Earnings per common share
        Primary                       $   1.88   $14.82  $  2.19 $   1.74
        Fully diluted                 $   1.81   $14.82  $  2.19 $   1.70
____________________________________________________________________________


NOTE 3
Acquisitions
   On February 17, 1995, FCC acquired First Bancshares, Inc. (First) in exchange for 2,705,537 shares of FCC common stock. The acquisition was accounted for as a pooling-of-interests; accordingly, prior period financial information has been restated to include this acquisition.
   FCC acquired City Bancorp, Inc. (City) on February 17, 1995 in exchange for 516,100 shares of FCC's common stock. FCC repurchased an equal number of shares of its common stock. The acquisition was accounted for as a purchase. The results of operations of City, which are not material, are included in the financial statements from the acquisition date.
   On August 3, 1995, FCC completed its acquisition of Lakeside Bancshares, Inc. (Lakeside) in exchange for 984,021 shares of FCC common stock. The acquisition was accounted for as a pooling-of-interests; accordingly prior period financial information has been restated.
   Selected separate and combined financial information of FCC and Lakeside for the six months ended June 30, 1995 are presented below (in thousands, except per share amounts).

                                        FCC   Lakeside   Combined
___________________________________________________________________________
Six Months Ended June 30, 1995
    Net interest income              $142,756   $4,502   $147,258
    Other income, excluding
       securities transactions       $ 61,022   $1,505   $ 62,527
    Net income                       $ 34,356   $1,142   $ 35,498
    Earnings per common share
        Primary                      $   1.11   $ 2.28   $   1.11
        Fully diluted                $   1.08   $ 2.28   $   1.08
___________________________________________________________________________

NOTE 4
Securities Held to Maturity

     An analysis of securities held to maturity follows (in thousands):

                                Amortized    Unrealized  Unrealized   Fair
                                  Cost         Gains      (Losses)    Value
===============================================================================
September 30, 1995
_______________________________________________________________________________
Obligations of states
  and political
  subdivisions                   $    112       $  1     $   -        $   113
Other debt securities                 500          -         -            500
Equity securities                  10,030          -         -         10,030
_______________________________________________________________________________
      Total securities held
        to maturity               $10,642       $  1     $   -        $10,643
===============================================================================
September 30, 1994
_______________________________________________________________________________
U.S. Treasury securities         $145,305       $106   ($1,720)      $143,691
Obligations of U.S.
  agencies and
  corporations                      6,765         28      (285)         6,508
Obligations of states
  and political
  subdivisions                      1,797         26         -          1,823
Other debt securities                 500          -         -            500
Equity securities                   9,516          1         -          9,517
_______________________________________________________________________________
      Total securities held
        to maturity               $163,883      $161   ($2,005)       $162,039
===============================================================================


An analysis of the amortized cost and the fair values of securities held to maturity by contractual maturity periods follows (in thousands):



                                Amortized    Unrealized  Unrealized   Fair
                                  Cost         Gains      (Losses)    Value
===============================================================================
September 30, 1995
_______________________________________________________________________________
Within one year                  $     40       $-        $-         $   40
One to five years                     572        1         -            573
Five to ten years                       -        -         -              -
After ten years                    10,030        -         -         10,030
_______________________________________________________________________________
      Total securities held
        to maturity               $10,642       $1        $-        $10,643
===============================================================================

NOTE 5
Securities Available for Sale

     An analysis of securities available for sale follows (in thousands):



                                Amortized    Unrealized  Unrealized   Fair
                                  Cost         Gains      (Losses)    Value
===============================================================================
September 30, 1995
_______________________________________________________________________________
U. S. Treasury securities       $1,504,031   $20,709    $   (594)   $1,524,143
Obligations of  U. S. agencies
and corporations
   Mortgage-backed securities      864,449     3,971      (11,766)     856,654
   Notes                           120,376     4,437            -      124,813
Obligations of states
  and political
  subdivisions                      85,597    10,638         (112)      96,123
Equity securities                   15,391     1,239            -       16,630
_______________________________________________________________________________
    Total securities
      available for sale        $2,589,844   $40,991    $ (12,472)  $2,618,363
===============================================================================
September 30, 1994
_______________________________________________________________________________
U. S. Treasury securities       $1,416,155   $  1,096   $ (11,852)  $1,405,399
Obligations of  U. S. agencies and corporations
   Mortgage-backed securities    1,373,418         82     (75,536)   1,297,964
   Notes                             4,130         89         (20)       4,199
Obligations of states
  and political
  subdivisions                      97,023     10,706      (1,014)     106,715
Other debt securities                7,623         10          (6)       7,627
Equity securities                   26,512          -        (582)      25,930
_______________________________________________________________________________
    Total securities
      available for sale       $2,924,861    $ 11,983    $(89,010)  $2,847,834
===============================================================================


     An analysis of the amortized cost and fair values of the securities available for sale by contractual maturity periods follows (in thousands):


                                Amortized    Unrealized  Unrealized   Fair
                                  Cost         Gains      (Losses)    Value
===============================================================================
September 30, 1995
_______________________________________________________________________________
Within one year               $  386,328     $    422   $   (182)   $  386,568
One to five years              1,282,782       25,463     (1,125)    1,307,120
Five to ten years                 82,437        2,226       (341)       84,322
After ten years                  838,297       12,880    (10,824)      840,353
_______________________________________________________________________________
      Total securities
        available for sale    $2,589,844     $40,991    $(12,472)   $2,618,363
===============================================================================

NOTE 6
Loans and Leases

     The composition of loans and leases was as follows (in thousands):

                                               September 30       December 31
===============================================================================
                                              1995     1994           1994
______________________________________________________________________________
  Loans to individuals - residential mortgages
        First lien                        $  740,974 $  563,120   $  590,760
        Junior lien                           98,129     88,660       90,109
  Loans to individuals - other             1,124,337    884,378      921,850
  Commercial, financial and
    agricultural                             895,034    607,840      725,689
  Real estate                                767,718    617,949      640,618
  Credit card loans                          455,135    389,477      430,509
  Other loans                                 79,294     83,244       88,487
______________________________________________________________________________
Total loans and leases                     4,160,621  3,234,668    3,488,022
  Unearned income                             (6,254)   (10,068)      (9,093)
______________________________________________________________________________
Loans and leases, net
    of unearned income                    $4,154,367 $3,224,600   $3,478,929
==============================================================================



NOTE 7
Impaired Loans

   A loan is considered to be impaired when, based on current information and events, it is probable that FCC will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that are considered to be impaired also meet FCC's criteria for nonaccrual status, and no interest income is accrued on impaired loans.
   As of September 30, 1995, impaired loans totaled $37.5 million, of which $5.1 million required a total impairment allowance of $4.6 million. Impaired loans for 1995 averaged $34.7 million for the third quarter and $22.9 million for the nine-month period.


NOTE 8
Debt

   Total cash payments for interest expense on long-term debt, short-term borrowings and deposits were $150,626,000 and $109,887,000 for the nine-month periods ended September 30, 1995 and 1994, respectively.

NOTE 9
Off-Balance Sheet Instruments

   A summary of obligations under financial instruments which are not reflected in the consolidated financial statements follows (in thousands):

                                                       September 30
==============================================================================
                                                     1995       1994
______________________________________________________________________________
Commitments to extend credit for loans and
  leases (excluding credit card plans)           $1,172,852  $  947,797
Commitments to extend credit for credit
  card plans                                     $1,759,062  $1,316,725
Commercial letters of credit                     $    5,730      $3,917
Financial standby letters of credit              $   68,631  $   53,779
Performance standby letters of credit            $   21,651  $   17,435
Foreign exchange contracts
  Commitments to purchase                        $    1,046  $      572
  Commitments to sell                            $      960  $      486
When-issued securities
  Commitments to purchase                        $        -  $       25
  Commitments to sell                            $        -  $       25
Interest rate contracts (notional amounts)
  Swaps                                          $        -  $  160,000
  Amortizing interest rate swaps                 $  196,061  $  200,000
  Caps                                           $  350,000  $        -
  Cap corridors                                  $        -  $  100,000
==============================================================================

NOTE 10
Income Taxes

   The components of income tax expense in the consolidated statements of income were as follows (in thousands):

                         Three Months Ended      Nine Months Ended
                            September 30            September 30
==============================================================================
                             1995        1994        1995       1994
______________________________________________________________________________
Current                   $14,728      $2,925     $31,913    $23,044
Deferred                   (2,028)      2,391      (1,440)     5,743
______________________________________________________________________________
   Total                  $12,700      $5,316     $30,473    $28,787
==============================================================================

   Income tax expense related to state and foreign income taxes is included above and was insignificant in all periods presented. Income tax expense (benefit) related to securities transactions was zero and $(6,852,000) for the three-month periods ended September 30, 1995 and 1994, respectively, and $(4,650,000) and $(8,806,000) for the nine-month periods ended September 30, 1995 and 1994, respectively.

Income Taxes


   Total income tax expense was different from the amount computed by applying the statutory federal income tax rates to pretax income as follows
(in percentages):

                                    Three Months Ended     Nine Months Ended
                                       September 30           September 30
==============================================================================
                                    1995      1994         1995        1994
______________________________________________________________________________

Federal income tax expense         35.00%    35.00%       35.00%      35.00%
Increase (decrease) resulting from:
  Benefits attributable to
    tax-exempt interest            (2.19)    (5.17)       (2.84)      (2.96)
  Nondeductible expenses            1.06      1.64         1.40         .80
Other items, net                     .32      (.53)         .14        (.59)
______________________________________________________________________________
Actual income tax expense          34.19%    30.94%       33.70%      32.25%
==============================================================================

   Current income taxes payable (receivable) were $4.26 million and $(2.60) million at September 30, 1995 and 1994, respectively.

   Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There were net deferred tax assets of $7.81 million and $45.14 million on September 30, 1995 and 1994, respectively. The major temporary differences which created deferred tax assets and liabilities were as follows (in thousands):

                                             September 30
==============================================================================
                                      1995                   1994
______________________________________________________________________________
                                Deferred  Deferred     Deferred  Deferred
                                  Tax       Tax          Tax        Tax
                                Assets    Liabilities  Assets    Liabilities
______________________________________________________________________________
Allowance for loan losses      $21,355      $    -     $20,578      $    -
Amortization of intangibles      2,710           -       3,137           -
Employee benefits                2,882           -       2,087           -
Interest on nonaccrual loans     1,650           -       2,862           -
Allowance for losses on
   foreclosed assets             1,054           -       3,631           -
Unrealized gain/loss on
   securities                        -       9,835      26,551           -
Accumulated depreciation             -       4,837           -       5,151
Accrued liabilities                  -       4,568           -       3,944
Bond accretion                       -       2,835           -       4,182
Other                            1,763       1,534       3,600       4,034
______________________________________________________________________________
  Total deferred taxes         $31,414      $23,609     $62,446     $17,311
==============================================================================

   FCC's cash payments for federal income tax liabilities were $24.27 million and $34.53 million for the nine months ended September 30, 1995 and 1994, respectively.

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

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


          To the Stockholders
          and Board of Directors of
          First Commerce Corporation:

               We have reviewed the accompanying consolidated balance sheets of FIRST COMMERCE CORPORATION (a Louisiana corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the company's management.

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



                                             /s/ Arthur Andersen LLP
                                             _________________________
                                                 ARTHUR ANDERSEN LLP


          New Orleans, Louisiana
          October 20, 1995

                                     ________________________
                                     SELECTED FINANCIAL DATA
                                     _______________________

(dollars in thousands except per share data)         1995                       1994
====================================================================================================
                                           Third       Second     First      Fourth       Third
                                          Quarter     Quarter    Quarter     Quarter     Quarter
____________________________________________________________________________________________________
AVERAGE BALANCE SHEET DATA
  Total assets                          $7,266,131  $7,044,462  $6,886,622  $6,930,036  $6,793,847
  Earning assets                         6,444,870   6,441,380   6,313,411   6,400,232   6,248,499
  Loans and leases                       3,999,128   3,738,754   3,537,547   3,292,689   3,133,749
  Securities                             2,619,341   2,665,455   2,704,852   3,001,955   3,066,514
  Deposits                               5,850,232   5,794,724   5,755,009   5,585,481   5,554,365
  Long-term debt                            88,597      88,654      88,717      88,990      89,038
  Stockholders' equity                     623,909     589,770     538,870     528,838     538,850
____________________________________________________________________________________________________
INCOME STATEMENT DATA
  Total interest income                  $ 134,294  $  129,124   $ 121,709  $  118,754  $  111,229
  Net interest income                       75,580      74,710      72,548      72,657      71,010
  Net interest income (FTE)                 76,849      76,087      73,925      74,105      72,460
  Provision for loan losses                  4,629       2,881       2,932        (354)     (2,550)
  Other income (exclusive of securities
  transactions)                             35,655      32,250      30,277      30,171      28,477
  Securities transactions                        -          36     (13,322)    (18,325)    (19,577)
  Operating expense                         69,461      67,606      69,809      73,177      65,280
  Operating income                          24,445      24,207      19,927      19,750      24,589
  Net income                                24,445      24,230      11,268       7,838      11,864
____________________________________________________________________________________________________
KEY RATIOS
  Return on average assets                    1.33%       1.38%        .66%        .45%        .69%
  Return on average total equity             15.54%      16.48%       8.48%       5.88%       8.74%
  Return on average common equity            16.42%      17.52%       8.62%       5.71%       8.93%
  Operating return on average assets          1.33%       1.38%       1.17%       1.13%       1.44%
  Operating return on average total equity   15.54%      16.46%      15.00%      14.82%      18.10%
  Operating return on average common equity  16.42%      17.50%      15.95%      15.79%      19.47%
  Net interest margin                         4.60%       4.73%       4.72%       4.61%       4.62%
  Efficiency ratio                           61.74%      62.40%      66.99%      70.18%      64.67%
  Overhead ratio                              2.02%       2.20%       2.54%       2.67%       2.34%
  Allowance for loan losses to loans and      1.53%       1.58%       1.66%       1.70%       1.90%
  Nonperforming assets to loans and leases
    plus foreclosed assets                     .94%        .90%        .52%        .59%        .76%
  Average loans to deposits ratio            68.36%      64.52%      61.47%      58.95%      56.42%
  Equity ratio                                8.56%       8.56%       8.02%       7.29%       7.75%
  Leverage ratio                              8.20%       8.21%       8.12%       8.11%       8.32%
____________________________________________________________________________________________________
EARNINGS PER COMMON SHARE
   Net income-primary                      $   .77    $    .77     $   .34     $   .22     $   .36
   Operating income-primary                $   .77    $    .77     $   .63     $   .62     $   .78
   Net income-fully diluted                $   .73    $    .72     $   .34     $   .22     $   .36
   Operating income-fully diluted          $   .73    $    .72     $   .60     $   .60     $   .73
   Average primary shares
    outstanding (in thousands)              30,157      30,089      30,088      30,007      30,010
   Average fully diluted shares
    outstanding (in thousands)              36,065      36,026      30,088      30,007      30,010

BOOK VALUES (end of period)
   Book value                              $ 19.09    $  18.66    $  16.90    $  15.02    $  15.85
   Tangible book value                     $ 18.42    $  17.98    $  16.20    $  14.52    $  15.36

COMMON STOCK DIVIDENDS
   Cash dividends                          $   .30    $    .30    $    .30    $    .30    $    .30
   Dividend payout ratio                     38.96%      38.96%      88.24%     136.36%      83.33%

COMMON STOCK DATA
   High stock price                        $ 34.50    $  29.75    $  27.25    $  26.76    $  28.75
   Low stock price                         $ 29.25    $  24.00    $  22.00    $  21.75    $  25.75
   Closing stock price                     $ 31.50    $  29.50    $  25.00    $  22.00    $  26.75
   Trading volume                        6,815,541   4,711,340   5,826,590   5,723,897   4,857,105
   Number of stockholders (end of period)    7,949       7,902       8,014       7,808       7,825

NUMBER OF EMPLOYEES (end of period)          3,561       3,615       3,622       3,730       3,787
====================================================================================================
All prior period financial information has been restated to include Lakeside Bancshares, Inc.

                              THIRD QUARTER IN REVIEW

               First Commerce  Corporation's  (FCC's) net  income  for  the
          third quarter of 1995  was $24.4 million.   Net income was  $24.2
          million in 1995's second quarter and  $11.9 million in the  third
          quarter of 1994.   There were no  securities transactions in  the
          current quarter.   Securities  transactions resulted  in  minimal
          gains in the second quarter and after tax losses of $12.7 million in last year's third quarter.
               Fully diluted earnings per share were $.73 this quarter, compared to $.72 last quarter and $.36 for the third quarter of 1994. Return on average assets was 1.33% in this quarter, and return on average total equity was 15.54%.
               On August 3, 1995, FCC completed its acquisition of Lakeside Bancshares, Inc. (Lakeside), the parent company of Lakeside
          National Bank (LNB), Lake Charles,  Louisiana.  FCC was  required by regulators to divest two LNB branches.  The branches were sold for a pretax premium of $3.1 million. The quarter also included Lakeside-related merger charges of $2.6 million. The acquisition was accounted for as a pooling-of-interests; accordingly, FCC's prior period financial information has been restated.
               Several  additional  items  impacted  the  third   quarter's
          results.
            -    Net interest income (FTE) rose 1% over the second quarter
                 and was 6% higher than 1994's third quarter,  mainly
                 on the  strength of loan growth.
            -    Other income,  excluding securities transactions and  the
                 gain on the LNB branch divestiture, increased 1% from the prior quarter and was 14% higher than 1994's third quarter.
            - The third quarter's operating expense was $69.5 million, compared to $67.6 million last quarter and $65.3 million in 1994. The current quarter included the $2.6 million in merger-related charges and a $1.1 million expense for an incentive pay plan tied to stock performance. A $2.9 million refund of FDIC insurance premiums, resulting from the lowering of the FDIC premium on insured deposits, also impacted operating expense this quarter.
               During  the  third  quarter,   FCC  received  all   required
          approvals for its mergers with Central Corporation (Central) of Monroe, Louisiana, and Peoples Bancshares, Inc. (Peoples) in
          Chalmette, Louisiana.    The  Peoples  merger  was  completed  on
          October 2, 1995 and the Central  merger was completed on  October
          20, 1995.   Both mergers will  be accounted  for as  poolings-of-
          interest;  accordingly,  FCC's  financial  information  will   be
          restated. One-time pretax expenses related to these mergers are expected to be approximately $17 million in the fourth quarter.
          These mergers increased FCC's assets to approximately $8.4 billion and deposits to approximately $6.8 billion.
               A more  detailed review  of  FCC's financial  condition  and
          earnings for the third  quarter follows.   This review should  be
          read in conjunction with the consolidated financial statements of First Commerce Corporation and Subsidiaries, included in this report and the Financial Review in the 1994 Annual Report.

          EARNINGS ANALYSIS

          Net Interest Income
               Net interest income (FTE) for the third quarter of 1995 was $76.8 million, a 1% increase from last quarter and 6% higher than
          the third quarter  of 1994.   The net interest  margin was  4.60%
          this quarter, compared to 4.73% in the second quarter and 4.62% last year.
               The increase in net interest income from the second quarter reflected loan growth and a 3% higher level of average earning assets. The primary reason for the decline in the net interest margin was higher deposit costs. Average loans grew 7% in 1995's third quarter from the prior quarter. Loans increased to 60% of average earning assets this quarter, compared to 58% in the second quarter. These positive factors were partially offset by higher rates paid on deposits and an increase in short-term borrowings. The cost of funds was 3.51% for the third quarter, 12 basis points higher than last quarter.
               When compared to last year's same quarter, the principal cause of the rise in net interest income was 28% average loan growth. Loans were 60% of average earning assets in the current quarter, compared to 50% in the same period of last year. A 107 basis point increase in the securities yield and 6% growth in average earning assets also contributed to the improvement. A 96 basis point increase in the cost of funds partially offset these favorable items and caused the decline in the net interest margin.
               For the nine months, net interest income (FTE) was $226.9 million, a 7% increase from 1994's same period. The net interest margin was 4.68% for the first nine months of 1995, compared to 4.51% last year. These improvements reflect 26% growth in average loans and a 129 basis point rise in the yield on the securities
          portfolio.    Higher   deposit  costs   partially  offset   these
          improvements.
               Table 1 presents average balance sheets, net interest income
          (FTE) and interest rates for the third quarters of 1995 and 1994, the second quarter of 1995 and the first nine months of 1995 and 1994. Table 2 analyzes the components of changes in net interest income between these same periods.

          Provision For Loan Losses
               The provision for loan losses was $4.6 million in the third quarter of this year, compared to $2.9 million last quarter and a negative $2.6 million in 1994's third quarter. For the nine-month periods, the provision was a positive $10.4 million in 1995, compared to a negative $11.1 million last year. The continuing pace of loan growth led to the increase in the provision.
               For discussion of the allowance for loan losses, net charge-offs and nonperforming assets, see the Credit Risk Management section of this Financial Review.

          Other Income
               Other income, excluding securities transactions, was $35.7 million for the third quarter, compared to $32.3 million last quarter and $28.5 million in 1994's third quarter. In 1995's third quarter, other income included a $3.1 million gain on the regulator required divestiture of two LNB branches. Excluding the gain on divestiture and securities transactions, other income rose 1% from last quarter and 14% over the third quarter of 1994.
               The most significant increases from 1995's second quarter were in loan-related ($250,000), credit card ($206,000, or 3%) and trust ($182,000, or 5%) fee income. Higher loan-related fees primarily reflected increased servicing fee and insurance income. Higher volumes of transactions and accounts were the principal causes of the increases in credit card and trust fee income.

               The improvement from last year's third quarter reflected increases in all categories of other income. Higher credit card fee income ($958,000) and the absence of unrealized losses on mortgage loans held for sale ($1.1 million in 1994's third quarter) were the most significant increases. The rise in credit card fee income reflected a continuing increase in business volumes.
               For the nine-month period, other income, excluding securities transactions, was $98.2 million, compared to $86.2 million last year. The rise reflected the gain on the LNB branch divestiture and higher credit card, deposit account and ATM fee income. Improvements in credit card ($2.7 million) and deposit account ($1.9 million) fees were mainly related to higher volumes of transactions. ATM fee income rose $1.7 million, reflecting additional ATMs in service.
               There  were  no  securities  transactions  in  the   current
          quarter. Securities transactions resulted in minimal gains in the second quarter and pretax losses of $19.6 million in last year's third quarter. For the nine-month period, securities transactions were netted pretax losses of $13.3 million in 1995 and $25.2 million in 1994.

          Operating Expense
               Operating expense was $69.5 million for the third quarter of 1995, compared to $67.6 million in the second quarter and $65.3
          million in  last  year's third  quarter.   1995's  third  quarter
          included $2.6  million  in  merger-related  charges  and  a  $1.1
          million  expense  for  an  incentive  pay  plan  tied  to   stock
          performance. Operating expense for 1995's third quarter was also impacted by a $2.9 million refund of FDIC insurance premiums resulting from the lowering of the FDIC insurance premiums on insured deposits.
               When  compared  to  the  prior  quarter,  the  increase   in
          operating expense was mainly due to the current quarter's  above-
          mentioned   merger-related   and   incentive   pay   charges.
          Additionally, increases  were  experienced in  professional  fees
          ($617,000) and nonperforming assets  expense ($328,000).   Higher
          professional fees were mainly due to expenses associated with FCC's ongoing strategic initiatives and recruitment expenses. Nonperforming assets expense reflected lower gains on sales of foreclosed properties.
               Operating expense rose  $4.2 million from  last year's  same
          quarter.   The increase  mainly reflected  1995's  merger-related
          charges and  higher incentive  pay expense.   Higher  advertising
          costs and depreciation of branch automation equipment also contributed to the rise.
               For the nine-month period, operating expense was $206.9 million in 1995, compared to $190.3 million last year. The most significant cause of the rise from last year was $5.1 million in merger-related charges included in 1995's nine-month period. Additional increases included higher advertising and incentive pay expenses, plus depreciation of branch automation equipment. Partially offsetting these increases was the lower FDIC insurance cost for 1995. The FDIC has announced that effective
          January 1, 1996 the rate paid for deposit insurance to the Bank Insurance Fund (BIF) by "well capitalized" banks, which includes all five of FCC's banks, has been reduced to zero from the current four basis points. Additionally, legislation is pending regarding a special one-time assessment on deposits insured by the Savings Association Insurance Fund (SAIF). FCC has approximately $1.0 billion in SAIF insured deposits. The determination of the timing and exact amount of any special SAIF assessment is expected during the fourth quarter.

          FINANCIAL CONDITION ANALYSIS

          Securities
                The securities portfolio totaled $2.6 billion at September 30, 1995, compared to $2.7 billion at June 30, 1995 and $3.0 billion at September 30, 1994. Average securities were $2.6 billion for the current quarter of 1995, $2.7 billion in the second quarter and $3.1 billion in 1994's third quarter. Securities were 39% of average earning assets in this quarter, compared to 41% in the prior quarter and 49% for last year's third quarter. Proceeds from maturities of securities were used to fund the loan growth.

               There were no securities transactions net gains or losses in the current quarter. Securities transactions resulted in minimal gain in the second quarter of 1995 and pretax losses of $19.6 million in last year's third quarter. For the nine-month period, securities transactions resulted in pretax net losses of $13.3 million in 1995 and $25.2 million in 1994. The securities portfolio yield was 6.71% for the third quarter of 1995, compared to 6.73% for the second quarter and 5.64% for the third quarter of 1994.
               Notes 4 and 5 contain additional information on securities held to maturity and available for sale.


          Securities Available for Sale
               As of September 30, 1995, 99.6% of FCC's securities portfolio was classified as available for sale. Securities available for sale were $2.6 billion at the end of both 1995 quarters, compared to $2.8 billion at September 30, 1994.
               A net unrealized gain, net of tax, increased stockholders' equity $18.5 million at September 30, 1995, including gross unrealized gains of $41.0 million and gross unrealized losses of $12.5 million. At June 30, 1995, there was a net unrealized gain, net of tax, of $21.0 million, and at September 30, 1994 there was a net unrealized loss of $50.1 million, net of tax.

          Securities Held to Maturity
               Securities held to maturity were $10.6 million at September 30, 1995, compared to $49.8 million at June 30, 1995 and $163.9
          million at September  30, 1994.   The decline  from last year
          primarily reflects maturities of securities in the held to maturity category.

          Money Market Investments
               As of September 30, 1995, money market investments were $15.7 million and averaged $26.4 million for the quarter. Average money market investments were $37.2 million in the second quarter and $48.2 million in last year's third quarter. Money
          market  investments  were  allowed  to  decline  to   fund
          significant loan growth.

          Loans
               Strong loan growth continued in the third quarter with increases across all sectors of the portfolio. Loans and leases, net of unearned income, were $4.2 billion as of September 30, 1995, a 7% rise from June 30, 1995 and 29% higher than a year ago. Average loans increased 7% from the second quarter and were up 28% over last year's third quarter.
               Compared to last quarter, the strongest loan growth was in commercial, residential mortgage and automobile loans. Virtually all types of loans increased from the third quarter of 1994. Commercial loan growth from both periods came from almost all industry categories. Strong loan growth is a trend that is expected to continue throughout 1995. Note 6 contains additional information on loan concentrations.

          Deposits
               At September 30, 1995 deposits were $5.8 billion. Average deposits for the third quarter were $5.9 billion, 1% over 1995's second quarter and 5% above the third quarter of 1994. The most significant growth from the second quarter was in money market investment deposits. The increase from 1994's third quarter was mainly due to higher public funds time deposits of $100,000 and over, reflecting FCC's renewed interest in that market. Core deposits were 89% of average deposits for both the current and prior quarter, compared to 93% in last year's third quarter.

          Short-Term Borrowings
               Short-term borrowings were $771.3 million at September 30, 1995. During the third quarter, short-term borrowings averaged $608.7 million, up 25% from last quarter and 13% above the third quarter of 1994. As a percent of average interest-bearing liabilities, short-term borrowings were 12% in the current quarter, compared to 10% last quarter and 11% in 1994's third quarter.

          Off-Balance Sheet Instruments
               FCC enters into interest rate contracts with the objective of reducing the sensitivity of net interest income to changes in interest rates. FCC does not use off-balance sheet instruments for speculative purposes. Note 9 provides additional information about off-balance sheet instruments.
               The total notional amount of FCC's interest rate contracts was $546 million at September 30, 1995, compared to $860 million at the end of last quarter. At the end of both periods, the estimated fair value of FCC's interest rate contracts was a loss of $3.0 million.
               FCC's generic interest rate swap portfolio had a total notional amount of $210 million as of June 30, 1995. FCC had no generic interest rate swaps as of September 30, 1995 as $10 million matured and the remainder of the portfolio was terminated. This portfolio primarily served as a hedge against
          interest  rate  fluctuations  on   U.S.  Treasury  securities.
          Additionally, a $100 million cap corridor, which hedged the cost of money market deposits, matured in the third quarter. Table 3 summarizes FCC's interest rate swaps as of September 30, 1995, while Table 4 presents the changes in FCC's derivative products by type during 1995.
               Interest rate contracts reduced FCC's net interest income $1.0 million this quarter and $3.2 million for the nine-month period. This expense was related to cash payments on amortizing interest rate swaps, combined with the amortization of the premiums paid for interest rate caps. Table 5 shows the impact of derivative products by type on net interest income for the third quarter and first nine months of 1995.

          Capital and Dividends
               As of September 30, 1995, stockholders' equity was 8.56% of total assets, unchanged from June 30, 1995. The net unrealized gain or loss on securities available for sale (SFAS 115 adjustment)  is  reflected  as  an  adjustment  to  stockholders'
          equity, net of the tax effect. This adjustment was a net unrealized gain of $18.5 million and $21.0 million at September 30, 1995 and June 30, 1995, respectively.
               Regulatory ratios, including leverage, tier 1 and total capital, are calculated excluding the effect of the SFAS 115 adjustment. Table 6 presents FCC's risk-based and other capital ratios as of September 30, 1995 and 1994 and December 31, 1994. All ratios remain well above regulatory minimums. Under present regulations, all five of FCC's banks are classified as "well-capitalized."
               The Parent Company's sources of funds to pay cash dividends on its common and preferred stock are its net working capital and the dividends it receives from the banks. At September 30, 1995, the Parent Company had $86.6 million of net working capital. Additionally, the Parent Company could receive dividends from the banks without prior regulatory approval of $102.7 million, plus an amount equal to the bank's adjusted net profits for the remainder of the year.

          Credit Risk Management
          Nonperforming Assets
               Nonperforming assets were $39.0 million at the end of the third quarter, compared to $34.8 million at June 30, 1995 and $24.6 million at September 30, 1994. The increase from the prior quarter was primarily related to commercial and residential real estate loans. The most significant contributor to the rise from last year was certain gaming-related loans which were placed on nonaccrual status during 1995's second quarter. As a percent of loans and foreclosed assets, nonperforming assets were .94% at quarter-end, .90% at the end of the prior quarter and .76% at September 30, 1994.
               At the end of 1995's third quarter, 41% of nonperforming loans were contractually current or no more than 30 days past due, compared to 86% last quarter. The change was primarily related to certain gaming-related loans which were placed on nonaccrual status during the second quarter. At September 30, 1995, loans related to the gaming industry were $108 million, or 2.6% of total loans.
               Loans and leases past due 90 days or more and not on nonaccrual status were $17.9 million at September 30, 1995, compared to $13.9 million at the end of last quarter and $11.0 million at September 30, 1994. The rise from the end of the prior quarter was related to government-guaranteed student loans. Watch list loans and foreclosed assets were $169.5 million at September 30, 1995, compared to $139.8 million at June 30, 1995. The increase was mostly in the Type 3, or substandard, classification and reflected the acquisition of Lakeside, combined with the impact of continued loan growth.
               Table 7 presents information on nonperforming assets, detailed by type, as of September 30, 1995 and 1994 and December 31, 1994.

          Allowance for Loan Losses
               The allowance for loan losses was $63.4 million at September 30, 1995, compared to $61.2 million at the end of last quarter.
          As a percent of loans and leases, the allowance was 1.53% at the end of this quarter, compared to 1.58% at June 30, 1995 and 1.90% at September 30, 1994. Management believes that the allowance is adequate to cover possible losses in the loan portfolio.
               Net charge-offs as a percent of average loans were .25% for the current quarter, compared to .27% last quarter and .01% in the third quarter of 1994. The increase in net charge-offs from the third quarter of 1994 was primarily caused by an increase in net charge-offs on loans to individuals. For the nine-month period, net charge-offs on credit card loans were 2.3% of average credit card loans in 1995 compared to 1.8% last year.

               Table 8 presents the activity for the third quarters and first nine months of 1995 and 1994.

TABLE 1.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE) <F1> AND
           INTEREST RATES
===============================================================================================================================
                                           Third Quarter 1995           Second Quarter 1995            Third Quarter 1994
_______________________________________________________________________________________________________________________________
                                       Average                        Average                       Average
(dollars in thousands)                 Balance   Interest   Rate      Balance   Interest  Rate      Balance    Interest   Rate
_______________________________________________________________________________________________________________________________
ASSETS
  EARNING ASSETS
   Loans and leases                 $3,999,128  $ 91,054   9.04%    $3,738,754  $ 85,175   9.13%  $3,133,749  $ 68,727   8.71%
   Securities
     Taxable                         2,532,709    41,934   6.59      2,571,954    42,324   6.59    2,968,535    40,766   5.47
     Tax-exempt                         86,632     2,211  10.21         93,501     2,442  10.45       97,979     2,648  10.81
_______________________________________________________________________________________________________________________________
    Total securities                 2,619,341    44,145   6.71      2,665,455    44,766   6.73    3,066,514    43,414   5.64
_______________________________________________________________________________________________________________________________
   Interest-bearing deposits
     in banks                              277         4   5.72            310         4   5.17       15,422       152   3.91
   Federal funds sold and
     securities purchased under
     resale agreements                  12,083       174   5.71         21,472       334   6.28       31,402       358   4.52
   Trading account securities           14,041       186   5.29         15,389       222   5.79        1,412        28   7.88
_______________________________________________________________________________________________________________________________
   Total money market investments       26,401       364   5.49         37,171       560   6.07       48,236       538   4.43
_______________________________________________________________________________________________________________________________
   Total earning assets              6,644,870  $135,563   8.11%     6,441,380  $130,501   8.12%   6,248,499  $112,679   7.17%
_______________________________________________________________________________________________________________________________
NONEARNING ASSETS
   Other assets <F2>                   683,765                         664,040                       607,761
   Allowance for loan losses           (62,504)                        (60,958)                      (62,413)
_______________________________________________________________________________________________________________________________
    Total assets                    $7,266,131                      $7,044,462                    $6,793,847
===============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 INTEREST-BEARING LIABILITIES
   Interest-bearing deposits
   NOW account deposits            $   906,377  $  4,090   1.79%    $  928,261  $  4,269  1.85%   $  899,265  $  3,342   1.47%
   Money market investment deposits    704,997     5,372   3.02        622,667     3,673  2.37       766,714     3,898   2.02
   Savings and other consumer
     time deposits                   2,300,411    27,922   4.81      2,319,717    27,210  4.70     2,205,720    20,306   3.65
   Time deposits $100,000 and over     665,515     9,483   5.65        642,988     9,021  5.63       414,903     4,048   3.88
_______________________________________________________________________________________________________________________________
    Total interest-bearing deposits  4,577,300    46,867   4.06      4,513,633    44,173  3.92     4,286,602    31,594   2.93
______________________________________________________________________________________________________________________________
   Short-term borrowings               608,738     9,053   5.90        485,557     7,473  6.18       538,357     5,816   4.29
   Long-term debt                       88,597     2,794  12.51         88,654     2,768 12.52        89,038     2,809  12.52
_______________________________________________________________________________________________________________________________
   Total interest-bearing
      liabilities                    5,274,635  $ 58,714   4.42%     5,087,844  $ 54,414  4.29%    4,913,997  $ 40,219   3.25%
_______________________________________________________________________________________________________________________________
NONINTEREST-BEARING LIABILITIES
AND STOCKHOLDERS' EQUITY
   Noninterest-bearing deposits      1,272,932                       1,281,091                     1,267,763
   Other liabilities                    94,655                          85,757                        73,237
   Stockholders' equity                623,909                         589,770                       538,850
_______________________________________________________________________________________________________________________________
   Total liabilities and
       stockholders' equity         $7,266,131                      $7,044,462                    $6,793,847
===============================================================================================================================
   Net interest income (FTE)
       and margin                               $ 76,849   4.60%                $ 76,087  4.73%               $ 72,460   4.62%
===============================================================================================================================
   Net earning assets and spread    $1,370,235             3.69%    $1,353,536            3.83%   $1,334,502             3.92%
===============================================================================================================================
   Cost of funds                                           3.51%                          3.39%                          2.55%
===============================================================================================================================

<F1>  Based on a 35% tax rate.
<F2> Includes mark-to-market adjustment on securities available for sale.

TABLE 1.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE) <F1> AND
          INTEREST RATES (continued)
==============================================================================================================================
                                        Nine Months Ended                            Nine Months Ended
                                        September 30, 1995                           September 30, 1994
_____________________________________________________________________________________________________________________________
                                   Average                                    Average
(dollars in thousands)             Balance     Interest     Rate              Balance      Interest       Rate
_____________________________________________________________________________________________________________________________
ASSETS
 EARNING ASSETS
  Loans and leases               $3,760,167    $254,977     9.06%           $2,990,402    $194,561        8.70%
  Securities
    Taxable                       2,570,240     124,983     6.49             3,103,949     119,953        5.16
    Tax-exempt                       92,661       7,274    10.47                98,216       8,005       10.87
_____________________________________________________________________________________________________________________________
     Total securities             2,662,901     132,257     6.63             3,202,165     127,958        5.34
_____________________________________________________________________________________________________________________________
  Interest-bearing deposits
   in banks                             866          36     5.56                48,897       1,267        3.46
  Federal funds sold and
   securities purchased
   under resale agreements           30,622       1,358     5.93                28,623         813        3.80
  Trading account securities         13,210         522     5.28                 1,541          71        6.16
_____________________________________________________________________________________________________________________________
    Total money market investments   44,698       1,916     5.73                79,061       2,151        3.64
_____________________________________________________________________________________________________________________________
    Total earning assets          6,467,766    $389,150     8.04%            6,271,628    $324,670        6.92%
_____________________________________________________________________________________________________________________________
 NONEARNING ASSETS
  Other assets<F2>                  660,607                                    653,230
  Allowance for loan losses         (61,197)                                   (67,421)
_____________________________________________________________________________________________________________________________
   Total assets                  $7,067,176                                 $6,857,437
=============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  INTEREST-BEARING LIABILITIES
  Interest-bearing deposits
   NOW account deposits          $  939,003    $  13,153     1.87%          $   941,981   $ 10,062        1.43%
   Money market investment
     deposits                       661,712       12,453     2.52               781,846     11,498        1.97
   Savings and other consumer
     time deposits                2,296,843       79,856     4.65             2,182,934     56,809        3.48
   Time deposits $100,000
     and over                       626,534       25,948     5.54               405,102     10,993        3.63
_____________________________________________________________________________________________________________________________
    Total interest-bearing
      deposits                    4,524,092      131,410     3.88             4,311,863     89,362        2.77
_____________________________________________________________________________________________________________________________
   Short-term borrowings            506,085       22,578     5.97               551,120     15,218        3.69
   Long-term debt                    88,656        8,301    12.52                89,832      8,412       12.52
_____________________________________________________________________________________________________________________________
   Total interest-bearing
     liabilities                  5,118,833     $162,289     4.24%            4,952,815   $112,992       3.05%
_____________________________________________________________________________________________________________________________
NONINTEREST-BEARING LIABILITIES
AND STOCKHOLDERS' EQUITY
   Noninterest-bearing deposits   1,276,244                                   1,286,391
   Other liabilities                 87,575                                      70,892
   Stockholders' equity             584,524                                     547,339
_____________________________________________________________________________________________________________________________
    Total liabilities and
     stockholders' equity        $7,067,176                                  $6,857,437
=============================================================================================================================
    Net interest income (FTE)
      and margin                                $226,861     4.68%                        $211,678                  4.51%
=============================================================================================================================
    Net earning assets
      and spread                 $1,348,933                  3.80%           $1,318,813                  3.87%
=============================================================================================================================
    Cost of funds                                            3.35%                                       2.41%
=============================================================================================================================

<F1> Based on a 35% tax rate.
<F2> Includes mark-to-market adjustment on securities available for sale.

TABLE 2. SUMMARY OF CHANGES IN NET INTEREST INCOME (FTE) <F1>
===================================================================================================================
                                Third Quarter 1995                             Third Quarter 1995
                            Compared to Second Quarter 1995             Compared to Third Quarter 1994
                             Total     Due to     Due to                  Total      Due to     Due to
                            Increase  Change in  Change in               Increase   Change in  Change in
(dollars in thousands)     (Decrease)   Volume     Rate                 (Decrease)    Volume     Rate
___________________________________________________________________________________________________________________
EARNING ASSETS
  Loans and leases           $5,879    $5,928    $  (49)                 $22,327      $19,615   $  2,712
  Securities
   Taxable                     (390)     (649)      259                    1,168       (6,498)     7,666
   Tax-exempt                  (231)     (176)      (55)                    (437)        (295)      (142)
___________________________________________________________________________________________________________________
    Total securities           (621)     (825)      204                      731       (6,793)     7,524
___________________________________________________________________________________________________________________
  Interest-bearing deposits
     in banks                     -         -         -                     (148)        (196)        48
  Federal funds sold and
     securities purchased
     under resale agreements   (160)     (137)      (23)                    (184)        (261)        77
  Trading account securities    (36)      (19)      (17)                     158          170        (12)
___________________________________________________________________________________________________________________
   Total money market
      investments              (196)     (156)      (40)                    (174)        (287)       113
___________________________________________________________________________________________________________________
   Total interest income     $5,062    $4,947    $  115                  $22,884      $12,535    $10,349
====================================================================================================================
INTEREST-BEARING LIABILITIES
  Interest-bearing deposits
   NOW account deposits      $ (179)  $  (100)   $  (79)                 $   748      $    27    $   721
   Money market investment
     deposits                 1,699       530      1,169                   1,474         (336)     1,810
   Savings and other consumer
     time deposits              712      (228)       940                   7,616          905      6,711
   Time deposits $100,000
     and over                   462       319        143                   5,435        3,084      2,351
___________________________________________________________________________________________________________________
    Total interest-bearing
      deposits                2,694       521      2,173                  15,273        3,680     11,593
___________________________________________________________________________________________________________________
   Short-term borrowings      1,580     1,839       (259)                  3,237          834      2,403
   Long-term debt                26        (2)        28                     (15)         (14)        (1)
___________________________________________________________________________________________________________________
    Total interest expense   $4,300    $2,358     $ 1,942                $18,495      $ 4,500    $13,995
___________________________________________________________________________________________________________________
    Change in net interest
       income (FTE)          $  762    $2,589     $(1,827)               $ 4,389      $ 8,035    $ (3,646)
===================================================================================================================

<F1> Based on a 35% tax rate.

TABLE 2. SUMMARY OF CHANGES IN NET INTEREST INCOME (FTE) <F1> (continued)
======================================================================================================
                                          Nine Months Ended September 30, 1995
                                             Compared to Nine Months Ended
                                                 September 30, 1994
______________________________________________________________________________________________________
                                             Total             Due to           Due to
                                            Increase          Change in       Change in
(dollars in thousands)                     (Decrease)           Volume           Rate
______________________________________________________________________________________________________
EARNING ASSETS
 Loans and leases                           $60,416           $ 51,900          $  8,516
 Securities
  Taxable                                     5,030            (22,754)           27,784
  Tax-exempt                                   (731)              (443)             (288)
______________________________________________________________________________________________________
   Total securities                           4,299            (23,197)           27,496
______________________________________________________________________________________________________
 Interest-bearing deposits in banks          (1,231)            (1,710)              479
 Federal funds sold and securities
   purchased under resale agreements            545                 60               485
 Trading account securities                     451                463               (12)
______________________________________________________________________________________________________
   Total money market investments              (235)            (1,187)              952
______________________________________________________________________________________________________
   Total interest income                    $64,480            $27,516           $36,964
======================================================================================================
INTEREST-BEARING LIABILITIES
 Interest-bearing deposits
  NOW account deposits                      $ 3,091            $   (32)          $  3,123
  Money market investment deposits              955             (1,942)             2,897
  Savings and other consumer time deposits   23,047              3,098             19,949
  Time deposits $100,000 and over"           14,955              7,620              7,335
______________________________________________________________________________________________________
   Total interest-bearing deposits           42,048              8,744             33,304
______________________________________________________________________________________________________
 Short-term borrowings                        7,360             (1,333)             8,693
 Long-term debt                                (111)              (110)                (1)
______________________________________________________________________________________________________
   Total interest expense                   $49,297            $ 7,301            $41,996
______________________________________________________________________________________________________
   Change in net interest income (FTE)      $15,183            $20,215            $(5,032)
======================================================================================================

<F1>  Based on a 35% tax rate.


TABLE 3.  INTEREST RATE SWAPS
================================================================================================================================
                                                  Weighted        Weighted
                                                   Average      Average Rate      Floating
                                     Notional      Maturity   ________________      Rate        Reset         Underlying
(dollars in thousands)               Amount        (years)     Receive   Pay        Index      Frequency    Asset/Liability
________________________________________________________________________________________________________________________________
Amortizing interest rate swaps -
  receive fixed/pay floating
  at September 30, 1995             $196,061         1.1       4.35%   5.88%       LIBOR     Quarterly  Certificates of Deposit
================================================================================================================================

TABLE 4.  CHANGES IN DERIVATIVE PRODUCTS (NOTIONAL AMOUNTS)
==================================================================================================
                                   Option                  Amortizing
                                   Based        Generic     Interest     Callable
(in thousands)                   Instruments     Swaps     Rate Swaps      Swaps         Total
_________________________________________________________________________________________________
Balance, December 31, 1994        $450,000     $ 110,000    $200,000     $ 50,000     $ 810,000
   Purchases                             -       400,000           -            -       400,000
   Amortization                          -             -      (3,939)           -        (3,939)
   Terminations/Maturities        (100,000)     (510,000)          -      (50,000)     (660,000)
_________________________________________________________________________________________________
Balance, September 30, 1995       $350,000     $       -     $196,061    $       -    $ 546,061
=================================================================================================


TABLE 5.  ANALYSIS OF DERIVATIVE PRODUCT INTEREST INCOME (EXPENSE)
=================================================================================================
                                   Option                  Amortizing
                                   Based        Generic     Interest     Callable
(in thousands)                   Instruments     Swaps     Rate Swaps      Swaps         Total
_________________________________________________________________________________________________
Three months ended
  September 30, 1995
 Interest income (expense)        $   31       $  237     $  (832)      $ (101)        $ (665)
 Premium amortization               (380)           -           -            -           (380)
_________________________________________________________________________________________________
Interest income (expense)         $ (349)      $  237     $  (832)      $ (101)        $(1,045)
=================================================================================================
Nine months ended
  September 30, 1995
   Interest income (expense)      $  611        $ 229     $(2,614)      $ (459)        $(2,233)
   Premium amortization           (1,011)           -           -            -          (1,011)
_________________________________________________________________________________________________
Interest income (expense)         $ (400)       $ 229     $(2,614)      $ (459)        $(3,244)
=================================================================================================

TABLE 6. RISK-BASED CAPITAL AND CAPITAL RATIOS
============================================================================================
                                                  September 30              December 31
(dollars in thousands)                          1995          1994              1994
____________________________________________________________________________________________
Tier 1 capital                              $  592,361     $  568,152       $  565,845
Tier 2 capital                                 137,004        127,478          131,098
____________________________________________________________________________________________
    Total capital                           $  729,365     $  695,630       $  696,943
=============================================================================================
Risk-weighted assets                        $4,322,432     $3,508,011       $3,805,925
=============================================================================================
Ratios at end of period
  Tier 1 capital                                 13.70%         16.20%           14.87%
  Total capital                                  16.87%         19.83%           18.31%
  Equity ratio                                    8.56%          7.75%            7.29%
  Tangible equity ratio                           8.32%          7.55%            7.09%
  Leverage ratio                                  8.20%          8.32%            8.11%
=============================================================================================

TABLE 7. NONPERFORMING ASSETS
=====================================================================================================
                                                        September 30                December 31
(dollars in thousands)                                1995        1994                   1994
_____________________________________________________________________________________________________
Nonaccrual loans by type
  Loans to individuals-residential mortgages         $  6,017   $  3,747              $  4,612
  Loans to individuals-other                              267      1,251                   630
  Commercial, financial and agricultural               17,463      2,029                   910
  Real estate-commercial mortgages                     10,864     10,480                 8,241
  Real estate-other                                     2,903        159                   250
_____________________________________________________________________________________________________
                                                       37,514     17,666                14,643
_____________________________________________________________________________________________________
Foreclosed assets
  Other real estate                                     2,101     10,746                 9,797
  Other foreclosed assets                                 251        104                   109
  Allowance for losses on foreclosed assets              (874)    (3,927)               (3,898)
_____________________________________________________________________________________________________
                                                        1,478      6,923                 6,008
_____________________________________________________________________________________________________
    Total nonperforming assets                        $38,992    $24,589               $20,651
=====================================================================================================
Loans past due 90 days or more and not
  on nonaccrual status                                $17,897    $11,002               $10,629
=====================================================================================================
End of period ratios
  Nonperforming assets as a percent
    of loans and leases plus foreclosed
    assets                                                .94%       .76%                  .59%
  Allowance for loan losses as a percent
    of nonperforming loans                             168.91%    346.78%               402.74%
  Loans and leases past due 90 days or
    more and not on nonaccrual status
    as a percent of loans and leases                      .43%       .34%                  .31%
=====================================================================================================


TABLE 8. SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE
===================================================================================================================
                                                          Three Months Ended              Nine Months Ended
                                                             September 30                    September 30
____________________________________________________________________________________________________________________
(dollars in thousands)                                      1995       1994                1995        1994
____________________________________________________________________________________________________________________
Balance at beginning of period                             $61,247    $63,922             $58,973     $73,430
Purchased allowance                                              -          -               1,142           -
Provision charged to expense                                 4,629     (2,550)             10,442     (11,089)
Loans and leases charged to the allowance
    Loans to individuals-residential mortgages                  28        105                 134         250
    Loans to individuals-other                               1,540        595               3,961       1,834
    Commercial, financial and agricultural                     235        116                 827         546
    Real estate-commercial mortgages                           100         88                 294         176
    Real estate-other                                            9          -                   9           -
    Credit card loans                                        3,441      2,048               9,592       6,833
____________________________________________________________________________________________________________________
      Total charge-offs                                      5,353      2,952              14,817       9,639
____________________________________________________________________________________________________________________
Recoveries on loans and leases previously
  charged to the allowance
    Loans to individuals-residential mortgages                 212        197                 629         929
    Loans to individuals-other                                 559        578               1,563       1,520
    Commercial, financial and agricultural                   1,177        891               2,604       2,914
    Real estate-commercial mortgages                            30        316                 422         723
    Real estate-other                                           99        171                 237         548
    Credit card loans                                          759        679               2,149       1,909
    Other                                                        5         10                  20          17
____________________________________________________________________________________________________________________
      Total recoveries                                       2,841      2,842               7,624       8,560
____________________________________________________________________________________________________________________
       Net charge-offs                                       2,512        110               7,193       1,079
____________________________________________________________________________________________________________________
Balance at end of period                                   $63,364    $61,262             $63,364     $61,262
====================================================================================================================
Gross annualized charge-offs as a percent
  of average loans and leases                                  .54%       .38%                .53%        .43%
Recoveries as a percent of gross charge-offs                 53.07%     96.27%              51.45%      88.81%
Net annualized charge-offs as a percent of
  average loans and leases                                     .25%       .01%                .26%        .05%
Allowance for loan losses as a percent of loans
  and leases at end of period                                 1.53%      1.90%               1.53%       1.90%
=====================================================================================================================

                              PART II:  OTHER INFORMATION
                              ____________________________



          Item 1.  Legal Proceedings.

                  Legal proceedings involving FCC were previously reported in its Annual Report on Form 10-K for the year ended December 31, 1994. The only change since that time is related to a lawsuit that was previously reported.

                  In the quarter ended March 31, 1989, suit was filed against FCC's wholly-owned subsidiary, First National Bank of Commerce (FNBC), among other defendants, in the matter entitled Guidry v. Bank of LaPlace and others, Civil District Court for the Parish of Orleans. Plaintiff sought to recover losses on certain investments, claiming that the defendants breached duties owed to him. On April 22, 1994, a jury found that FNBC had breached a state law duty to the plaintiff, and found it partially responsible for plaintiff's loss, which it determined to be $4.5 million, plus interest from April 17, 1989. On May 3, 1994, the court entered judgement against FNBC for 15% of the $4.5 million (approximately $681,000) plus interest from April 17, 1989. On September 15, 1995, the Louisiana Court of Appeal, Fourth Circuit, reversed the lower court and held that FNBC was not liable for any amount to the plaintiff. All parties have applied for a review of the decision by the Louisiana Supreme Court, and the applications were pending as of the date of filing this Form 10-Q.

          Item 2. Changes in Securities.

                       None.

          Item 3. Defaults Upon Senior Securities.

                       None.

          Item 4. Submission of Matters to a Vote of Security Holders.

                  (a) A special meeting of the shareholders of FCC was held on September 18, 1995 for the purpose of approving an Agreement and Plan of Merger (the "Plan") pursuant to which
          Central Corporation  would be  merged into  FCC.   FCC's  Proxy
          Statement dated August 16, 1995 provided details of the terms of the Plan. 68.02% of total voting shares were represented as follows:

                  (b)
          ___________________________________________________________________
                                                                    BROKER
          SUBMISSION OF MATTERS   FOR       AGAINST    ABSTAIN      NONVOTE
          ___________________________________________________________________
          ___________________________________________________________________

          I. Approval of the
             merger of Central
             Corporation
             into FCC           20,152,743   149,663     95,824        0
          ___________________________________________________________________

          Item 5. Other Information.

                       None.

          Item 6. Exhibits and Reports on Form 8-K.

                  (a)  Exhibits:

                       4.1 -Indenture between FCC and  Republic Bank
                            Dallas, N.A. (now NationsBank of Texas, N.A.), Trustee, including the form of 12 3/4% Convertible Debenture due 2000, Series A included as Exhibit 4.1 to FCC's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference.

                       4.2 -Indenture between FCC  and Republic  Bank
                            Dallas, N.A. (now NationsBank of Texas, N.A.), Trustee, including the form of 12 3/4% Convertible Debenture due 2000, Series B included as Exhibit 4.2 to FCC's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference.

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

                                        First Commerce Corporation
                                        ___________________________
                                        (Registrant)





          Date:  November 14, 1995   By:  /s/ Thomas L. Callicutt, Jr.
                 __________________    ____________________________________
                                           Thomas L. Callicutt, Jr.
                                           Senior Vice  President,  Controller
                                             and Principal Accounting Officer