Form 10-K
period 1995-12-31
FIRST COMMERCE CORP /LA/
filed 1996-03-21
CIK 36204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------


                                    FORM 10-K
[X]            Annual Report Pursuant To Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1995


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


          State  the  aggregate  market  value  of  the  voting  stock  held  by nonaffiliates of the Registrant as of February 16, 1996.
                          Approximately $1,100,232,326*

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock: $5.00 par value; 38,633,922 shares outstanding as of February 16, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                     Part of Form 10-K
    Documents Incorporated                           into which Incorporated
Annual Report to Stockholders for                    Parts II and IV
the year ended December 31, 1995

Definitive Proxy Statement                               Part III
-------------------------------------------------------------------------------

* For the purposes of this computation, shares beneficially owned by directors and executive officers have been excluded.

                           FIRST COMMERCE CORPORATION
                          1995 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS


                                    PART I.
                                                                           PAGE
Item 1.           Description of Business                                   3
Item 2.           Properties                                                6
Item 3.           Legal Proceedings                                         6
Item 4.           Submission of Matters to a Vote of Security Holders       7



                                    PART II.
Item 5.           Market for the Registrant's Common Stock and Related
                           Stockholder Matters                              7
Item 6.           Selected Financial Data                                   7
Item 7.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations    8
Item 8.           Financial Statements and Supplementary Data               8
Item 9.           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure              8



                                   PART III.
Item 10. Directors and Executive Officers of the Registrant                 8
Item 11. Executive Compensation                                             9
Item 12. Security Ownership of Certain Beneficial Owners and Management     9
Item 13. Certain Relationships and Related Transactions                     9



                                    PART IV.
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    9

                                     PART I

Item 1
Description of Business

General
         First Commerce Corporation (FCC) is a multi-bank holding company with six wholly-owned bank subsidiaries in Louisiana: First National Bank of Commerce in New Orleans (FNBC), City National Bank of Baton Rouge (CNB), Central Bank of Monroe (Central), The First National Bank of Lafayette (FNBL), Rapides Bank & Trust Company in Alexandria (RB&T) and The First National Bank of Lake Charles (FNBLC).
         During 1995 FCC acquired five Louisiana financial institutions adding $1.5 billion of assets . FCC's acquisitions of First Bancshares, Inc. (First), Lakeside Bancshares, Inc. (Lakeside), Peoples Bancshares, Inc. (Peoples) and Central Corporation (Central) were accounted for as poolings-of-interests. The acquisition of City Bancorp, Inc. (City) was accounted for as a purchase. The acquisition of Central marked FCC's entry into the north Louisiana market; the remaining acquisitions expanded FCC's presence in its current markets. For additional information regarding these acquisitions, see Note 2 of FCC's 1995 Annual Report, which is incorporated by reference into Item 8 of this Annual Report on Form 10-K.
         The six banks accounted for substantially all of the assets of FCC at December 31, 1995, and substantially all of the net income for 1995. The banks offer customary services of banks of similar size and similar markets, including numerous types of interest-bearing and noninterest-bearing deposit accounts, commercial and consumer loans, trust services, correspondent banking services and safe deposit facilities. For further discussion of FCC's operations, see the Financial Review section of FCC's 1995 Annual Report, which is incorporated by reference into Item 7 of this Annual Report on Form 10-K.
         FCC has a number of non-bank subsidiaries, none of which, individually or in the aggregate with other non-bank subsidiaries, account for a significant amount of assets, revenues or earnings.

Regulation
         Like other bank holding companies in Louisiana, FCC is subject to regulation by the Louisiana Commissioner of Financial Institutions and the Federal Reserve Board. Under the terms of the Bank Holding Company Act of 1956
(Act), as amended, FCC is restricted to only banking or bank-related activities specifically allowed by the Act or the Federal Reserve Board. The Act requires FCC to file required reports with the Federal Reserve Board. Each of FCC's subsidiary banks is a member of the Federal Reserve System and is subject to regulation by the Federal Reserve Board and the FDIC. The four national bank subsidiaries are also subject to regulation and supervision by the United States Comptroller of the Currency, while the two state-chartered bank subsidiaries are subject to regulation and supervision by the Louisiana Commissioner of Financial Institutions.


Payment of Dividends
         The primary source of funds for debt service obligations and the dividends paid by FCC to its stockholders is the dividends it receives from the bank subsidiaries. The payment of dividends by FCC's national banks is regulated by the United States Comptroller of the Currency. The payment of dividends by FCC's state banks is regulated by the Louisiana Commissioner of Financial Institutions and the Federal Reserve Board. Prior approval must be obtained from the appropriate regulatory authorities before dividends can be paid if the amount of defined capital, surplus and retained earnings is below regulatory limits. Additionally, the national bank subsidiaries may not pay dividends in excess of their retained net profits (net income less dividends for the current and prior two years) without prior regulatory approval. The state bank subsidiaries may not pay dividends in excess of their retained net profits (the lesser of net income less dividends for the current year and one prior year or net income less dividends for the current year and two prior years) without prior regulatory approval. Under certain circumstances, regulatory authorities may prohibit the payment of dividends by a bank or its parent holding company. See Note 14 of Notes to Consolidated Financial Statements, which is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

Borrowings by the Company
         Federal law prohibits FCC or its non-bank subsidiaries from borrowing from its bank subsidiaries, unless the borrowings are secured by specified amounts and types of collateral. Additionally, such secured loans are generally limited to 10% of each subsidiary bank's capital and surplus and, in the aggregate with respect to FCC and all of its subsidiaries, to 20% of each subsidiary bank's capital and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Company Support of Bank Subsidiaries
         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains a "cross-guarantee" provision which could result in any insured depository institution owned by FCC (i.e., any bank subsidiary) being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by FCC. In addition, under Federal Reserve Board policy, FCC is expected to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each such bank in circumstances in which the bank might need outside support.
         The Federal Deposit Insurance Corporation Improvement Act of 1991 (1991
Act) provides, among other things, that undercapitalized institutions, as defined by regulatory authorities, must submit recapitalization plans, and a parent company of such an institution must either (i) guarantee the institution's compliance with the capital plan, up to an amount equal to the lesser of five percent of the institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, or (ii) suffer certain adverse consequences such as a prohibition of dividends by the parent company to its shareholders.

Prompt Corrective Action
         The 1991 Act and implementing regulations classify banks into five categories generally relating to their regulatory capital ratios and institutes a system of supervisory actions indexed to particular classification. Generally, banks that are classified as "well capitalized" or "adequately capitalized" are not subject to the supervisory actions specified in the 1991 Act for prompt corrective action, but may be restricted from taking certain actions that would lower their classification. Banks classified as "undercapitalized", "significantly undercapitalized" or "critically undercapitalized" are subject to restrictions and supervisory actions of increasing stringency based on the level of classification.
         Under the present regulation, all six of FCC's banks are "well-capitalized". While such a classification would exclude the banks from the restrictions and actions envisioned by the prompt corrective action provisions of the 1991 Act, the regulatory agencies have broad powers under other provisions of federal law that would permit them to place restrictions on the banks or take other supervisory action regardless of such classification.

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

Interstate Banking and Branching Efficiency Act
         In 1994, the Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) was enacted. Among other things, the Interstate Act (i) allows bank holding companies after September 1995 to acquire a bank located in any state, subject to certain limitations that may be imposed by the state, (ii) allows banks after June 1, 1997, (or earlier if permitted by state law) to merge across state lines unless the home state has enacted prior to June 1, 1997, a law opting out of interstate bank mergers, and (iii) permits banks to establish branches outside their state of domicile if expressly permitted by the law of the state in which the branch is to be located. In 1995, the Louisiana Legislature enacted legislation permitting an out-of-state bank holding company to convert its Louisiana banks, as defined, into branches of the holding company's out-of-state banks, effective June 1, 1997. Prior thereto an out-of-state holding company is permitted only with certain limitations to acquire Louisiana banks as separate entities. Registrant is unable to predict at this time the effect of the Interstate Act and the Louisiana legislation on competition.


Annual Insurance Assessment
         FCC's bank subsidiaries are subject to deposit insurance assessment by the FDIC. Effective January 1, 1996, the rate paid by the banks for deposit insurance to the Bank Insurance Fund (BIF) was reduced to zero. Legislation is pending regarding a special one-time assessment of approximately $.87 per $100 of deposits insured by the Savings Association Fund (SAIF). Approximately 85% of FCC's deposits are insured by the BIF, while approximately $1.0 billion are SAIF-insured deposits.

Miscellaneous
         Federal and Louisiana laws provide for the enforcement of any pro rata assessment of stockholders of a bank to cover impairment of capital stock by sale, to the extent necessary, of the stock of any assessed stockholder failing to pay the assessment. FCC, as the stockholder of its bank subsidiaries, is subject to these provisions.


Item 2
Properties

         FCC's executive offices are located in leased facilities in the Central Business District of New Orleans. Through its subsidiaries, FCC also owns or leases its principal banking facilities and offices in New Orleans, Baton Rouge, Monroe, Lafayette, Alexandria and Lake Charles. Of the 142 banking offices open at the end of 1995, 97 are owned and 45 are leased.
         Data processing services for FCC and each of its subsidiaries are performed in a facility in the Metropolitan New Orleans area, which is owned by a subsidiary of FCC.
         Management considers all properties owned or leased to be suitable and adequate for their intended purposes and considers the leases to be fair and reasonable. For additional information concerning premises and information concerning FCC's obligations under long-term leases, see Note 9 of Notes to Consolidated Financial Statements, which is incorporated by reference into Item 8 of this Annual Report on Form 10-K.


Item 3
Legal Proceedings

         In the quarter ended March 31, 1989, suit was filed against Registrant's wholly owned subsidiary, FNBC, in the matter entitled Guidry v. Bank of LaPlace and others, Civil District Court for the Parish of Orleans. Plaintiff sought to recover losses on certain investments, claiming that the defendants breached duties owed to him. On April 22, 1994, a jury found that FNBC had breached a state law duty to the plaintiff, and found it partially responsible for plaintiff's loss, which it determined to be $4.5 million, plus interest from April 17, 1989. On May 3, 1994, the court entered judgment against FNBC for 15% of the $4.5 million (approximately $681,000) plus interest from April 17, 1989. On September 15, 1995, the Louisiana Court of Appeals, Fourth Circuit, reversed the lower court and held that FNBC was not liable for any amount to the plaintiff. All parties applied for a review of the decision by the Louisiana Supreme Court and on January 5, 1996, the Court denied the application, thus finally concluding the litigation.
         In the quarter ended December 31, 1995, suit was filed against the Registrant's wholly-owned subsidiary, FNBC, among other defendants, in the matter entitled City of New Orleans and Rivergate Development Corporation v. Harrah's Entertainment, Inc. and others, Civil District Court for the Parish of Orleans. The plaintiffs sued FNBC in its capacity as Trustee under the $435 million Trust Indenture created to finance construction of a land-based casino in New Orleans, claiming that FNBC breached an "implied duty of good faith" to the City as an additional beneficiary under the Notes Completion Guarantee, a security instrument executed in connection with the Trust Indenture. Plaintiffs seek the joint and several liability of all named defendants to complete construction of the land-based casino, at an estimated cost of $190 million. On January 23, 1996, Harrah's Entertainment, Inc. and its related defendants, with the consent of FNBC, removed the suit from state to the federal bankruptcy court in New Orleans. Plaintiffs subsequently filed a motion to return the suit to state court and FNBC also filed a motion for dismissal from the lawsuit, based on the assertion that the plaintiff has not stated a valid cause of action against FNBC. Both plaintiffs' and FNBC's motions are pending. In the opinion of management, after consulting with counsel, the ultimate outcome of the litigation will not result in a material adverse effect upon FCC.
         FCC and its subsidiaries have been named as defendants in various other legal actions arising from normal business activities in which damages of various amounts are claimed. The amount, if any, of ultimate liability with respect to such matters cannot be determined. However, after consulting with legal counsel, management believes any such liability will not have a material effect on FCC's consolidated financial condition or results of operations.


Item 4
Submission of Matters to a Vote of Security Holders

         Not Applicable


                                     PART II

         Information required for Items 5 through 8 is included in First Commerce Corporation's 1995 Annual Report to stockholders filed as Exhibit 13 herewith and incorporated herein on the pages indicated below.


Item 5

Market for the Registrant's Common Stock and Related Stockholder Matters, Pages 34-36


Item 6
Selected Financial Data,  Pages 34-36



Item 7

Management's Discussion and Analysis of Financial Condition and Results of Operations, Pages 15-33


Item 8
Financial Statements and Supplementary Data, Pages 37-58


Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable


                                    PART III

Item 10
Directors and Executive Officers of the Registrant

IAN ARNOF, 56 -- President, Chief Executive Officer and Director of FCC since 1983.

JAMES A. ALTICK, 56 -- Chairman of the Board of Directors of Central Bank of Monroe, La. (acquired by Registrant in 1995) since 1982; President and Chief Executive Officer of Central Bank from 1976 to 1996.

R. JEFFREY BROOKS, 47 -- Executive Vice President since 1993; Director of Strategic Support of FCC from 1993 to 1994; President and Chief Operating Officer of FNBLC from 1992 to 1993; Senior Vice President and Bankcard Group Manager of FNBC from 1986 to 1992.

THOMAS L. CALLICUTT, JR., 48 -- Senior Vice President, Controller and Principal Accounting Officer of FCC since 1987.

MICHAEL A. FLICK, 47 -- Executive Vice President of FCC since 1985; Chief Administrative Officer of FCC since 1994; Chief Credit Policy Officer of FCC from 1985 to 1994; Chief Financial Officer from 1988 to 1992; Secretary of FCC since 1987.

HOWARD C. GAINES, 55 -- Chairman of the Board of Directors of FNBC since 1988; Chief Executive Officer of FNBC from 1988 to 1994.

THOMAS C. JAEGER, 45 -- Executive Vice President and Chief Financial Officer of FCC since 1994; Senior Vice President and Chief Internal Auditor of FCC from 1989 to 1994.


KIMBERLY Y. LEE, 35 -- Executive Vice President and Chief Internal Auditor of FCC since 1994; Senior Vice President and Manager of Audit and Credit Review from 1992 to 1994. Ms. Lee served as a national bank examiner for the Office of the Comptroller of the Currency from 1982 to 1992.

ASHTON J. RYAN, JR., 48 -- Senior Executive Vice President of FCC since 1993; President of FNBC since 1991; Chief Executive Officer of FNBC since 1994; Chief Operating Officer of FNBC from 1991 to 1994.

E. GRAHAM THOMPSON, 59 -- Executive Vice President and Chief Credit Policy Officer of FCC since 1994; Chief Executive Officer of FNBL from 1992 to 1994; Chairman of FNBL from 1993 to 1994; President of FNBL from 1992 to 1993; Chief Executive Officer of RBT from 1992 to 1994; President and Chief Executive Officer of CNB from 1987 to 1992.

JOSEPH V. WILSON III, 46 -- Senior Executive Vice President of FCC since 1993; Executive Vice President of FCC from 1989 to 1992.

         The remaining information required under Item 10, and the information required by Items 11 through 13 is incorporated by reference to the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.


                                     PART IV

Item 14
Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a) 1.   Financial Statements - See Item 8.

            2. Financial Statement Schedules - All schedules are omitted, since they are either not applicable or the required information is shown in the financial statements or notes thereto.

            3.    Exhibit 3.1       Composite Articles of
                                    Incorporation of First Commerce Corporation.

                          3.2 Amended and Restated By-laws of First Commerce Corporation.

                          4.1 Indenture between First Commerce Corporation and Republic Bank, Dallas, N.A., Trustee, (trusteeship since transferred to The Bank of New York) including the form of 12 3/4% Convertible Debentures due 2000, Series A included as Exhibit 4.1 to First Commerce Corporation's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference.

                          4.2 Indenture between First Commerce Corporation and Republic Bank Dallas, N.A., Trustee, (trusteeship since transferred to The Bank of New York) including the form of 12 3/4% Convertible Debentures due 2000, Series B included as Exhibit 4.2 to First Commerce Corporation's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference.

                          4.3 Rights Agreement between First Commerce Corporation and First Chicago Trust Company of New York as Rights Agent.

                         10.1 Form of Employment Agreement between First Commerce Corporation and Messrs. Arnof, Brooks, Flick, Gaines, Ryan, Thompson, Wilson and Ms. Lee.

                         10.2 Amended and Restated First Commerce Corporation Supplemental Tax-Deferred
                                    Savings  Plan  included  as Exhibit  10.1 to
                                    First Commerce Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

                         10.3 First Commerce Corporation Retirement Benefit Restoration Plan included as Exhibit
                                    10.2 to First Commerce  Corporation's Annual
                                    Report  on  Form  10-K  for the  year  ended
                                    December 31, 1994, and incorporated herein by reference.

                         10.4 First Commerce Corporation Amended and Restated 1992 Stock Incentive Plan, Form of Nonqualified Stock Option Agreement and Form of Restricted Stock Agreement included as
                                    Exhibit 10.4 to First Commerce Corporation's
                                    Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

                         11         Statement Re: Computation of Earnings Per
                                    Share

                         13 First Commerce Corporation's 1995 Annual Report to Stockholders

                         21         Subsidiaries of First Commerce Corporation

                         23         Consent of Arthur Andersen LLP

                         24         Power of Attorney

                         27         Financial Data Schedule


           (b)    Reports on Form 8-K

                  A report on Form 8-K dated November 3, 1995 was filed by the registrant reporting Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements and Exhibits. The report contained information regarding the consummation of FCC's acquisition of Central Corporation.


                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    First Commerce Corporation
                                    (Registrant)

                                    By /s/ THOMAS L. CALLICUTT, JR.
                                      -----------------------------
                                         Thomas L. Callicutt, Jr.
                                    Senior Vice President, Controller and
                                    Principal Accounting Officer
                                    Date March 21, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signatures                                  Title

Ian Arnof                  President and Chief Executive Officer
Hermann Moyse, Jr.         Chairman of the Board
Thomas C. Jaeger           Executive Vice President and Chief Financial Officer
James J. Bailey III        Director
John W. Barton             Director
Sydney J. Besthoff III     Director
Robert C. Cudd III         Director
Frances B. Davis           Director
Laurance Eustis, Jr.       Director
William P. Fuller          Director
Arthur Hollins III         Director
F. Ben James, Jr.          Director       By    /s/ THOMAS L. CALLICUTT, JR.
Erik F. Johnsen            Director             -----------------------------
J. Merrick Jones, Jr.      Director                Thomas L. Callicutt, Jr.
Edwin Lupberger            Director                Attorney-in-Fact
Mary Chavanne Martin       Director
Hugh G. McDonald, Jr.      Director       Date: March 21, 1996
Saul A. Mintz              Director
O. Miles Pollard, Jr.      Director
G. Frank Purvis, Jr.       Director
T.H. Scott                 Director
Edward M. Simmons          Director
H. Leighton Steward        Director
Robert A. Weigle           Director