Form 10-Q
period 1996-03-31
FIRST COMMERCE CORP /LA/
filed 1996-05-14
CIK 36204

______________________________________________________________________________


                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

_____________________________________________________________________________

                               FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996


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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.


            Class              Outstanding as of  April 30, 1996
           _______             _________________________________

Common Stock, $5.00 par value           38,889,088

                   FIRST COMMERCE CORPORATION
                             INDEX

                                                              Page No.

Part I: Financial Information

     Item 1.  Financial Statements

               Consolidated Balance Sheets                         3

               Consolidated Statements of Income                   4

               Consolidated Statements of Cash Flows               5

               Notes to Consolidated Financial Statements          6

               Report of Independent Public Accountants            9

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 10

Part II:  Other Information                                        22

                             FIRST COMMERCE CORPORATION
                             CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                                                     March 31          December 31
========================================================================================================================
                                                                                             1996                1995
________________________________________________________________________________________________________________________
ASSETS
  Cash and due from banks                                                                $  422,067          $  497,268
  Interest-bearing deposits in other banks                                                      345                 788
  Securities available for sale, at fair value                                            2,308,290           2,599,767
  Trading account securities                                                                 26,821              19,630
  Federal funds sold and securities purchased under resale agreements                        19,400              33,900
  Loans and leases, net of unearned income of $5,078 and $7,070,  respectively            5,104,047           5,122,726
     Allowance for loan losses                                                              (74,534)            (75,845)
________________________________________________________________________________________________________________________
        Net loans and leases                                                              5,029,513           5,046,881
========================================================================================================================
  Premises and equipment                                                                    165,169             165,813
  Accrued interest receivable                                                                84,423              95,787
  Other assets                                                                              193,090              70,973
________________________________________________________________________________________________________________________
        Total assets                                                                     $8,249,118          $8,530,807
========================================================================================================================
LIABILITIES
    Noninterest-bearing deposits                                                         $1,344,904          $1,481,795
    Interest-bearing deposits                                                             5,541,393           5,472,606
________________________________________________________________________________________________________________________
        Total deposits                                                                    6,886,297           6,954,401
========================================================================================================================
  Short-term borrowings                                                                     400,764             635,728
  Accrued interest payable                                                                   44,504              41,952
  Accounts payable and other accrued liabilities                                             94,065              77,331
  Long-term debt                                                                             85,992              88,346
________________________________________________________________________________________________________________________
        Total liabilities                                                                 7,511,622           7,797,758
========================================================================================================================
STOCKHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares authorized
    Series 1992, 7.25% cumulative convertible, $25 stated value
    Issued--1,572,731 and 2,348,806 shares, respectively                                     39,318              58,720
  Common stock, $5 par value
    Authorized--100,000,000 shares
    Issued--39,351,399 and 38,281,519 shares, respectively                                  196,757             191,408
  Capital surplus                                                                           145,157             125,405
  Retained earnings                                                                         354,959             337,782
  Treasury stock -- 469,653 and 471,403 common shares, at cost, respectively                (12,680)            (12,727)
  Unearned restricted stock compensation                                                     (4,341)             (1,123)
  Net unrealized gain on securities available for sale                                       18,326              33,584
________________________________________________________________________________________________________________________
        Total stockholders' equity                                                          737,496             733,049
========================================================================================================================
        Total liabilities and stockholders' equity                                       $8,249,118          $8,530,807
========================================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial
Statements.


                                          FIRST COMMERCE CORPORATION
                                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                            Three Months Ended
(dollars in thousands except per share data)                                                      March 31
=====================================================================================================================
                                                                                             1996              1995
_____________________________________________________________________________________________________________________
INTEREST INCOME
  Interest and fees on loans and leases                                                  $114,142          $ 93,831
  Interest and dividends on taxable securities                                             38,408            42,954
  Interest on tax-exempt securities                                                         1,601             1,961
  Interest on money market investments                                                        923             2,241
_____________________________________________________________________________________________________________________
    Total interest income                                                                 155,074           140,987
=====================================================================================================================
INTEREST EXPENSE
  Interest on deposits                                                                     55,113            47,790
  Interest on short-term borrowings                                                         8,317             6,170
  Interest on long-term debt                                                                2,719             2,767
_____________________________________________________________________________________________________________________
    Total interest expense                                                                 66,149            56,727
=====================================================================================================================
NET INTEREST INCOME                                                                        88,925            84,260
PROVISION FOR LOAN LOSSES                                                                   3,825             3,162
_____________________________________________________________________________________________________________________
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                        85,100            81,098
=====================================================================================================================
OTHER INCOME
  Deposit fees and service charges                                                         14,419            14,206
  Credit card fee income                                                                    9,938             7,757
  Trust fee income                                                                          4,578             4,277
  Broker/dealer revenue                                                                     2,565             1,918
  ATM fee income                                                                            2,391             1,929
  Other operating revenue                                                                   6,909             4,908
  Securities transactions                                                                   1,207           (13,322)
_____________________________________________________________________________________________________________________
    Total other income                                                                     42,007            21,673
=====================================================================================================================
OPERATING EXPENSE
  Salary expense                                                                           36,017            35,228
  Employee benefits                                                                         8,079             8,086
_____________________________________________________________________________________________________________________
    Total personnel expense                                                                44,096            43,314
  Equipment expense                                                                         6,788             5,928
  Net occupancy expense                                                                     5,623             5,324
  Communications and delivery expense                                                       4,970             4,137
  FDIC insurance expense                                                                      577             3,637
  Other operating expense                                                                  17,732            18,562
_____________________________________________________________________________________________________________________
    Total operating expense                                                                79,786            80,902
=====================================================================================================================
INCOME BEFORE INCOME TAX EXPENSE                                                           47,321            21,869
INCOME TAX EXPENSE                                                                         15,788             7,377
=====================================================================================================================
NET INCOME                                                                                 31,533            14,492
PREFERRED DIVIDEND REQUIREMENTS                                                               713             1,087
=====================================================================================================================
INCOME APPLICABLE TO COMMON SHARES                                                        $30,820           $13,405
=====================================================================================================================
EARNINGS PER COMMON SHARE
  Primary                                                                                   $ .79             $ .36
  Fully diluted                                                                             $ .75             $ .36
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Primary                                                                              38,898,536        37,835,050
  Fully diluted                                                                        44,007,862        37,835,050
=====================================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial
Statements.


                                  FIRST COMMERCE CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Three Months Ended
(dollars in thousands)                                                                                      March 31
================================================================================================================================
                                                                                                       1996            1995
________________________________________________________________________________________________________________________________
OPERATING ACTIVITIES
  Net income                                                                                        $ 31,533        $ 14,492
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                        3,825           3,162
      Depreciation and amortization                                                                    6,031           5,360
      Amortization of intangibles                                                                        729             581
      Deferred income tax (benefit)                                                                     (538)            (80)
      Net (gain) loss from securities transactions                                                    (1,207)         13,322
      Net (gain) on loan sales                                                                          (438)           (212)
      Net (gain) on branch divestiture                                                                (1,137)              -
      (Increase) in trading account securities                                                        (7,191)         (4,643)
      (Increase) decrease in accrued interest receivable                                              11,360            (705)
      (Increase) decrease in other assets                                                             (7,506)         10,493
      Increase in accrued interest payable                                                             2,648           6,653
      Increase in accounts payable and other accrued liabilities                                      15,202           7,520
      (Increase) decrease in loans held for sale                                                      (6,067)          1,162
      Other, net                                                                                         (78)           (183)
________________________________________________________________________________________________________________________________
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     47,166          56,922
================================================================================================================================
INVESTING ACTIVITIES
  Net decrease in interest-bearing deposits in other banks                                               443           3,893
  Proceeds from maturities/calls of securities held to maturity                                            -          46,697
  Purchases of securities held to maturity                                                                 -         (16,346)
  Proceeds from sales of securities available for sale                                                     -         518,629
  Proceeds from maturities/calls of securities available for sale                                    164,694          40,376
  Purchases of securities available for sale                                                            (781)       (566,677)
  Net decrease in federal funds sold and securities purchased under resale agreements                 14,500          82,720
  Proceeds from sales of loans                                                                         1,412          20,011
  Net (increase) decrease in loans                                                                    12,947        (173,005)
  Net cash acquired in acquisitions                                                                        -           4,081
  Divestiture of branch                                                                              (14,410)              -
  Purchases of premises and equipment                                                                 (7,493)        (11,570)
  Proceeds from sales of foreclosed assets                                                             3,263           5,530
  Other, net                                                                                           1,745               -
_______________________________________________________________________________________________________________________________
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                                 176,320         (45,661)
===============================================================================================================================
FINANCING ACTIVITIES
  Net (decrease) in demand deposits, NOW accounts,
    money market accounts and savings accounts                                                      (149,457)       (222,502)
  Net increase in time deposits                                                                       99,947         161,001
  Net (decrease) in short-term borrowings                                                           (234,964)         (3,108)
  Payments on long-term debt                                                                             (39)           (302)
  Cash dividends                                                                                     (14,297)         (9,591)
  (Repurchase) sales of common stock                                                                     123         (13,650)
_______________________________________________________________________________________________________________________________
    NET CASH (USED) BY FINANCING ACTIVITIES                                                         (298,687)        (88,152)
===============================================================================================================================
    (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          (75,201)        (76,891)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 497,268         472,142
===============================================================================================================================
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $422,067        $395,251
===============================================================================================================================
Cash paid during the period for:
   Interest expense                                                                                  $63,597         $49,870
   Income taxes                                                                                       $5,100             $90

   The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.


                 FIRST COMMERCE CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1
Basis of Presentation

      The accounting and reporting policies of First Commerce Corporation and its subsidiaries (FCC) conform with generally accepted accounting principles and with general practices within the financial services industry. In preparing the consolidated financial statements, FCC is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
       The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The consolidated financial statements for the interim periods have not been independently audited. However, the interim consolidated financial statements have been reviewed by FCC's independent public accountants in accordance with standards for such reviews established by the American Institute of Certified Public Accountants, and their review report is included herein.
      The Notes to Consolidated Financial Statements included herein should be read in conjunction with the Notes to Consolidated Financial Statements included in FCC's 1995 Annual Report to Shareholders.

NOTE 2
Stock Incentive Plan

      The following table summarizes the activity related to stock options and stock appreciation rights (SARs) during the first quarter of 1996:

                          Options                SARs
                   _____________________________________________
                              Weighted                Weighted
                     Number    Average      Number     Average
                       of     Price per   of Shares   Price per
                     Shares     Share                   Share
================================================================
Outstanding at
 December 31, 1995   726,730   $22.97     1,186,940     $26.96
Granted              245,789   $33.25         -          -
Exercised            (10,650)  $15.38        (3,388)    $26.68
Canceled              (4,214)  $28.19       (12,154)    $27.00
________________________________________________________________
Outstanding at
 March 31, 1996      957,655   $25.67     1,171,398     $26.96
================================================================
Exercisable at
 March 31, 1996      397,387                320,258
==============================================================

      The following table summarizes the activity related to restricted stock during the first quarter of 1996:

                                     Number
                                      of
                                     Shares
            ==================================
              Outstanding at
              December 31, 1995     88,227
                 Granted           101,185
                 Earned            (17,815)
                 Canceled          (26,949)
            ==================================
              Outstanding at
              March 31, 1996       144,648
            ==================================

     Stock options are granted at market value at the date of grant. The options granted during the first quarter of 1996 are not exercisable for one year from the date of grant and become exercisable thereafter in one-fourth increments each year. FCC's stock options expire eight years from the date of grant. The restricted stock granted may vest, in whole or in part, three years from the date of grant based on certain performance criteria.

      In the event of a change in control of FCC, all outstanding options and SARs become exercisable immediately, and the restrictions on all shares of restricted stock lapse immediately.

NOTE 3
Contingencies

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
and Board of Directors of
First Commerce Corporation:

     We have reviewed the accompanying consolidated balance sheet of FIRST COMMERCE CORPORATION (a Louisiana corporation) and subsidiaries as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the company's management.

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

      We  have  previously audited, in accordance with  generally accepted auditing standards, the consolidated balance sheet of First Commerce Corporation and subsidiaries as of December 31, 1995 and the related statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein) and, in our report dated January 15, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                   /s/ Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP


New Orleans, Louisiana
April 10, 1996

                                      FIRST COMMERCE CORPORATION
                                      SELECTED FINANCIAL DATA


(dollars in thousands except per share data)             1996                           1995
==================================================================================================================
                                                       First       Fourth      Third       Second      First
                                                       Quarter     Quarter     Quarter     Quarter     Quarter
__________________________________________________________________________________________________________________
AVERAGE BALANCE SHEET DATA
  Total assets                                        $8,442,698  $8,367,588  $8,264,744  $8,046,797  $7,878,868
  Earning assets                                       7,699,873   7,677,557   7,569,424   7,369,312   7,233,936
  Loans and leases                                     5,170,534   4,935,576   4,651,921   4,385,841   4,187,960
  Securities                                           2,457,394   2,689,239   2,854,503   2,897,752   2,888,217
  Deposits                                             6,889,954   6,741,690   6,737,925   6,689,394   6,641,827
  Long-term debt                                          87,028      88,950      90,095      89,904      90,015
  Stockholders' equity                                   740,091     726,349     717,016     679,713     625,624
________________________________________________________________________________________________________________
INCOME STATEMENT DATA
  Total interest income                                 $155,074    $154,671    $154,110    $148,726    $140,987
  Net interest income                                     88,925      86,086      87,039      85,959      84,260
  Net interest income (FTE)                               90,384      87,596      88,442      87,493      85,786
  Provision for loan losses                                3,825      19,808       4,659       2,971       3,162
  Other income (exclusive of securities transactions)     40,800      38,674      40,522      37,088      34,995
  Securities transactions                                  1,207       1,868           5          36     (13,322)
  Operating expense                                       79,786      95,635      81,043      79,624      80,902
  Operating income                                        30,748       5,703      27,367      27,148      23,151
  Net income                                              31,533       6,917      27,371      27,171      14,492
__________________________________________________________________________________________________________________
KEY RATIOS
  Return on average assets                                  1.50%        .33%       1.31%       1.35%        .75%
  Return on average total equity                           17.14%       3.78%      15.14%      16.03%       9.39%
  Return on average common equity                          17.82%       3.48%      15.86%      16.88%       9.61%
  Operating return on average assets                        1.46%        .27%       1.31%       1.35%       1.19%
  Operating return on average total equity                 16.71%       3.12%      15.14%      16.02%      15.01%
  Operating return on average common equity                17.37%       2.76%      15.86%      16.87%      15.82%
  Net interest margin                                       4.71%       4.54%       4.65%       4.76%       4.78%
  Efficiency ratio                                         60.82%      75.74%      62.84%      63.91%      66.98%
  Overhead ratio                                            2.04%       2.94%       2.12%       2.32%       2.57%
  Average loans to deposits ratio                          75.04%      73.21%      69.04%      65.56%      63.05%
  Allowance for loan losses to loans and leases             1.46%       1.48%       1.55%       1.61%       1.69%
  Nonperforming assets to loans and leases
    plus foreclosed assets                                  1.09%       1.17%        .87%        .84%        .52%
  Equity ratio                                              8.94%       8.59%       8.66%       8.64%       8.12%
  Leverage ratio                                            8.33%       8.16%       8.33%       8.31%       8.21%
__________________________________________________________________________________________________________________
EARNINGS PER COMMON SHARE
   Net income-primary                                      $ .79       $ .15       $ .69       $ .69       $ .36
   Net income-fully diluted                                $ .75       $ .15       $ .66       $ .66       $ .36
   Operating income-primary                                $ .77       $ .12       $ .69       $ .69       $ .58
   Operating income-fully diluted                          $ .74       $ .12       $ .66       $ .66       $ .57
   Average primary shares (in thousands)                  38,899      38,017      37,904      37,836      37,835
   Average fully diluted shares (in thousands)            44,008      38,017      43,812      43,773      37,835

COMMON STOCK DIVIDENDS
   Cash dividends                                          $ .35       $ .35       $ .30       $ .30       $ .30
   Dividend payout ratio                                   44.30%     233.33%      43.48%      43.48%      83.33%

BOOK VALUES    (end of period)
   Book value                                             $18.02      $17.86      $17.66      $17.25      $15.77
   Tangible book value                                    $17.51      $17.32      $17.11      $16.68      $15.18

COMMON STOCK DATA
   High stock price                                       $34.25      $33.75      $34.50      $29.75      $27.25
   Low stock price                                        $30.25      $30.63      $29.25      $24.00      $22.00
   Closing stock price                                    $33.00      $32.00      $31.50      $29.50      $25.00
   Trading volume                                      5,051,242   5,046,101   6,815,541   4,711,340   5,826,590
   Number of stockholders (end of period)                  9,286       9,951       9,100       9,053       9,165

NUMBER OF EMPLOYEES       (end of period)                  4,080       4,211       4,198       4,269       4,268
==================================================================================================================


FIRST QUARTER IN REVIEW

      First Commerce Corporation (FCC) reported net income of $31.5 million for the first quarter of 1996. Net income was $6.9 million last quarter and $14.5 million in 1995's first quarter. Fully diluted earnings per share were $.75 for the first quarter, compared to $.15 in the fourth quarter and $.36 for the first quarter of 1995. Several items led to the improved results in the current quarter:

     - Net interest income (FTE) was 3% higher than the fourth quarter and was up 5% from 1995's first quarter, mainly on the strength of loan growth.
     - Other income, excluding securities transactions and a $1.1 million gain from the divestiture of a branch, rose 3% over the prior quarter and was 13% higher than the first quarter of last year.
     - Excluding nonrecurring items in the fourth and first quarters of 1995, operating expense growth was a moderate 1% from the fourth quarter and 3% from 1995's first quarter.
     - Results in both 1995 periods reflected several significant items. The fourth quarter was impacted by merger-related and process innovation charges of $18.7 million, plus a higher provision for loan losses. 1995's first quarter included a $13.3 million pretax loss on securities transactions, plus $3.6 million in merger-related and process innovation charges.

      A more detailed review of FCC's financial condition and earnings for the first quarter of 1996 follows. This review should be read in conjunction with the consolidated financial statements of First Commerce Corporation and Subsidiaries included in this report, and the Financial Review in the 1995 Annual Report.

EARNINGS ANALYSIS

Net Interest Income
     Net interest income (FTE) for 1996's first quarter was $90.4 million, a 3% increase from last quarter and 5% higher than the first quarter of 1995. The net interest margin was 4.71% this quarter, compared to 4.54% in the fourth quarter and 4.78% in 1995's first quarter.
      The improvements from the fourth quarter were principally related to 5% average loan growth, resulting in an improved mix of earning assets, lower rates on interest-bearing liabilities, and a reduction in short-term borrowings. Loans increased as a percent of average earning assets to 67%, compared to 64% in the fourth quarter. Loan growth was primarily funded by a reduction in securities. Average securities fell 9% and were 32% of average earning assets, compared to 35% last quarter. A 17 basis point decline in the interest-bearing liability rate reflected a lower interest rate environment. Higher-cost short-term borrowings fell 13%, while interest-bearing deposits rose 3%. These positive factors were partially offset by a 4% decline in average interest-free funds.
      When compared to last year's first quarter, the rise in net interest income reflected 23% average loan growth. Loans were 67% of average earning assets in the current quarter, compared to 58% in the first quarter of 1995. A 27 basis point increase in the cost of funds partially offset this improvement and caused the decline in the net interest margin.
     Table 1 presents average balance sheets, net interest income
(FTE) and interest rates for the first quarters of 1996 and 1995 and the fourth quarter of 1995. Table 2 analyzes the components of changes in net interest income between these same periods.

Provision For Loan Losses
      The provision for loan losses was $3.8 million in the first quarter of this year, compared to $19.8 million last quarter and $3.2 million in 1995's first quarter. The provision level for the first quarter of 1996 was favorably impacted by improvements in the credit quality of commercial loans and a slight decline in commercial loans during the quarter. The fourth quarter provision included $10 million in response to a $10 million charge-off related to the closure of the temporary New Orleans land-based casino and suspension of construction on the permanent casino.
     For discussion of the allowance for loan losses, net charge-offs and nonperforming assets, see the Credit Risk Management section of this Financial Review.

Other Income
      Other income, excluding securities transactions, was $40.8 million for the first quarter, compared to $38.7 million and $35.0 million in the fourth and first quarters of 1995, respectively. In 1996's first quarter, other income included a $1.1 million gain on a branch divestiture. Excluding the gain on divestiture and securities transactions, other income rose 3% from last quarter and 13% over the first quarter of 1995.
      The most significant increases from the prior quarter were in broker/dealer ($506,000), credit card ($385,000) and loan-related ($335,000) fee income. Higher volumes of transactions and accounts were the principal causes of the increases in broker/dealer and credit card fee income. Higher loan-related fees primarily reflected increased insurance and loan sales
income.   These  improvements  were  partially  offset  by  lower
deposit fee income.
      The improvement from last year's first quarter reflected increases in all categories of other income. Credit card ($2.2 million), broker/dealer ($647,000) and loan-related ($573,000) fee income experienced the largest growth. The rise in credit card and broker/dealer income reflected a continuing increase in business volumes. Higher loan-related fees principally reflected higher income from sales of mortgage loans.
     Securities transactions resulted in pretax net gains of $1.2 million in the current quarter, compared to net gains of $1.9 million in the fourth quarter and net losses of $13.3 million in 1995's first quarter. The loss recorded in 1995's first quarter was related to FCC's securities portfolio restructuring.

Operating Expense
     Operating expense was $79.8 million for the first quarter of 1996, compared to $95.6 million last quarter and $80.9 million in the first quarter of 1995. Both 1995 periods include merger-related and process innovation charges. Excluding one-time charges, operating expense rose 1% from the fourth quarter and 3% from the first quarter of last year. The increase from the fourth quarter was primarily due to higher incentive pay expense. When compared to 1995's first quarter, the increase in operating expense mainly reflected annual merit raises and expense for an incentive pay plan tied to stock performance. These increases were partially offset by a 4% reduction in the number of employees as a result of process innovation and merger efficiencies. Additionally, FDIC insurance premium expense fell $3.1 million from last year's first quarter as strengthened FDIC reserves resulted in lower premium rates.
      The efficiency ratio, excluding one-time charges, was 61% for the first quarter, 62% in the fourth quarter and 64% for the first quarter of last year.


FINANCIAL CONDITION ANALYSIS

Loans
      At March 31, 1996, loans were $5.1 billion, down less than 1% from year-end. This slight decline reflected commercial loan payoffs received late in the quarter. Average loans increased 5% from the fourth quarter and were up 23% over last year's first quarter. Growth was in most categories with the most significant increases in credit card, indirect automobile and residential mortgage loans.

Securities
      The securities portfolio totaled $2.3 billion at March 31, 1996, compared to $2.6 billion at December 31, 1995. For both periods, all of FCC's securities were classified as available for sale. An unrealized gain, net of tax, increased stockholders' equity $18.3 million at March 31, 1996, compared to $33.6 million at year-end.
      Average securities were $2.5 billion for the current quarter, $2.7 billion in the fourth quarter and $2.9 billion in 1995's first quarter. Proceeds from maturing securities were used to fund loan growth.

Money Market Investments
      As of March 31, 1996, money market investments were $47 million and averaged $72 million for the quarter. Average money market investments were $53 million in the fourth quarter and $158 million in last year's first quarter. Money market investments were allowed to decline to fund loan growth.

Deposits
      Deposits were $6.9 billion at March 31, 1996. Average deposits for the first quarter were also $6.9 billion, 2% over 1995's fourth quarter and 4% above the first quarter of 1995. The most significant growth from the fourth quarter was in NOW account deposits, primarily due to seasonal increases in public funds deposits. The increase from 1995's first quarter was mainly due to higher money market investment deposits and public funds time deposits of $100,000 and over.

Short-Term Borrowings
      Short-term borrowings were $401 million at March 31, 1996. During the first quarter, short-term borrowings averaged $603 million, compared to $691 million last quarter and $431 million in the first quarter of 1995. As a percent of average earning assets, short-term borrowings were 8% in the current quarter, compared to 9% last quarter and 6% in 1995's first quarter.

Interest Rate Contracts
      FCC uses interest rate contracts to manage interest rate risk. Table 3 summarizes FCC's interest rate contracts at March 31, 1996. Table 4 summarizes the activity in interest rate contracts during the first quarter of 1996, as well as their impact on net interest income.
      During the first quarter, FCC's amortizing interest rate swaps, which amortized in relation to movements in interest rates, fully amortized. Additionally, FCC purchased interest rate floors with a total notional amount of $500 million during the quarter. The floors will become effective in December 1996 and have a two-year maturity. These floors were purchased for a premium of $1.1 million to hedge transaction deposits. At the end of the first quarter, the estimated fair value of FCC's interest rate contracts was $1.1 million.

Capital and Dividends
      At March 31, 1996, stockholders' equity was 8.94% of total assets, compared to 8.59% at year-end 1995. Table 5 presents FCC's risk-based and other capital ratios as of March 31, 1996 and December 31, 1995. All ratios remain well above regulatory minimums. Under present regulations, all six of FCC's banks are classified as "well-capitalized."
     At March 31, 1996, the Parent Company had $56 million of net working capital. Additionally, the Parent Company could receive dividends from the banks without prior regulatory approval of $61 million, plus an amount equal to the banks' adjusted net profits for the remainder of the year.

Credit Risk Management
Nonperforming Assets
      Nonperforming assets were $55.5 million at the end of the first quarter, compared to $59.8 million at December 31, 1995. The decrease was primarily related to paydowns on commercial and real estate loans. As a percent of loans and foreclosed assets, nonperforming assets were 1.09% at quarter-end, compared to 1.17% at the end of 1995. At March 31, 1996, 55% of nonperforming loans were contractually current or no more than 30 days past due, compared to 58% last quarter. On May 3, 1996, a riverboat casino securing certain of FCC's nonaccrual loans was sold in bankruptcy, reducing nonaccrual loans by $16 million. Adjusted for this improvement, the nonperforming assets ratio would have been .77% at March 31, 1996.
      Loans past due 90 days or more and not on nonaccrual status were $26.0 million at March 31, 1996, compared to $20.7 million at the end of last quarter. The rise was related to government-guaranteed student loans. Watch list loans and foreclosed assets were $186 million at March 31, 1996, compared to $190 million at December 31, 1995. The watch list includes both performing and nonperforming loans, as well as foreclosed assets, and consists of classifications, identified as Type 1 through Type 4. Types 1, 2, 3 and 4 generally parallel the regulatory classifications of loss, doubtful, substandard, and Other Assets Especially Mentioned, respectively.
      Table 6 presents information on nonperforming assets, detailed by type, as of March 31, 1996 and December 31, 1995.

Allowance for Loan Losses
      The allowance for loan losses was $74.5 million, or 150% of nonperforming loans, at March 31, 1996, compared to $75.8 million at the end of 1995. As a percent of loans, the allowance was 1.46% at the end of this quarter, compared to 1.48% at December 31, 1995. Management believes that the allowance is adequate to cover losses inherent in the loan portfolio.
      Net charge-offs as a percent of average loans were .40% for the current quarter, compared to 1.51% last quarter and .22% in the first quarter of 1995. The decrease from the fourth quarter was primarily due to last quarter's $10 million charge-off related to the New Orleans land-based casino, plus net recoveries on commercial loans in the current quarter. When compared to last year's first quarter, the rise primarily reflects an increase in net charge-offs of loans to individuals and credit card loans.
      Table 7 presents the activity in the allowance for loan losses for the first quarters of 1996 and 1995 and for the fourth quarter of 1995.

TABLE 1. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE) <F1> AND INTEREST RATES

===============================================================================================================================
                                               First Quarter 1996             Fourth Quarter 1995       First Quarter 1995
_______________________________________________________________________________________________________________________________
                                           Average                       Average                     Average
(dollars in thousands)                    Balance    Interest   Rate     Balance   Interest   Rate   Balance    Interest  Rate
_______________________________________________________________________________________________________________________________
ASSETS
  EARNING ASSETS
  Loans and leases<F2>                    $5,170,534  $114,890  8.93%  $4,935,576   $110,507  8.89%  $4,187,960  $94,487  9.13%
  Securities
    Taxable                                2,367,189    38,463  6.52    2,597,286     42,617  6.53    2,781,351   42,985  6.23
    Tax-exempt                                90,205     2,255 10.00       91,953      2,323 10.10      106,866    2,800 10.48
_______________________________________________________________________________________________________________________________
      Total securities                     2,457,394    40,718  6.65    2,689,239     44,940  6.65    2,888,217   45,785  6.39
_______________________________________________________________________________________________________________________________
      Money market investments                71,945       925  5.17       52,742        734  5.52      157,759    2,241  5.76
_______________________________________________________________________________________________________________________________
      Total earning assets                 7,699,873  $156,533  8.17%   7,677,557   $156,181  8.09%   7,233,936 $142,513  7.96%
_______________________________________________________________________________________________________________________________
  NONEARNING ASSETS
  Other assets<F3>                           818,757                      771,922                       717,306
  Allowance for loan losses                  (75,932)                     (81,891)                      (72,374)
_______________________________________________________________________________________________________________________________
      Total assets                        $8,442,698                   $8,367,588                    $7,878,868
===============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 INTEREST-BEARING LIABILITIES
  Interest-bearing deposits
    NOW account deposits                  $1,135,291    $5,719  2.03%    $998,832     $4,632  1.84%  $1,081,976   $5,336  2.00%
    Money market investment deposits         806,229     5,911  2.95      791,341      6,273  3.14      695,778    3,693  2.15
    Savings and other consumer time
      deposits                             2,803,393    33,153  4.76    2,788,940     34,265  4.87    2,774,007   30,084  4.40
    Time deposits $100,000 and over          767,508    10,330  5.41      753,087     10,480  5.52      669,084    8,677  5.26
_______________________________________________________________________________________________________________________________
      Total interest-bearing deposits      5,512,421    55,113  4.02    5,332,200     55,650  4.14    5,220,845   47,790  3.71
_______________________________________________________________________________________________________________________________
  Short-term borrowings                      603,438     8,317  5.54      690,899     10,134  5.82      430,597    6,170  5.81
  Long-term debt                              87,028     2,719 12.57       88,950      2,801 12.49       90,015    2,767 12.47
_______________________________________________________________________________________________________________________________
      Total interest-bearing liabilities   6,202,887   $66,149  4.29%   6,112,049    $68,585  4.46%   5,741,457  $56,727  4.00%
_______________________________________________________________________________________________________________________________
 NONINTEREST-BEARING LIABILITIES AND
  STOCKHOLDERS' EQUITY
   Noninterest-bearing deposits            1,377,533                    1,409,490                    1,420,982
   Other liabilities                         122,187                      119,700                       90,805
   Stockholders' equity                      740,091                      726,349                      625,624
_______________________________________________________________________________________________________________________________
      Total liabilities and
        stockholders' equity              $8,442,698                   $8,367,588                   $7,878,868
===============================================================================================================================
      Net interest income (FTE) and margin             $90,384 4.71%                 $87,596  4.54%              $85,786  4.78%
===============================================================================================================================
      Net earning assets and spread       $1,496,986           3.88%   $1,565,508             3.63% $1,492,479            3.96%
===============================================================================================================================
      Cost of funds                                            3.45%                          3.54%                       3.18%
===============================================================================================================================

<F1> Based on a 35% tax rate.
<F2> Net of unearned income, prior to deduction of allowance for loan losses and including nonaccrual loans.
<F3> Includes mark-to-market adjustment on securities available for sale.

TABLE 2. SUMMARY OF CHANGES IN NET INTEREST INCOME (FTE) <F1>


=============================================================================================================================
                                                     First Quarter 1996                         First Quarter 1996
                                                 Compared to Fourth Quarter 1995          Compared to First Quarter 1995
_____________________________________________________________________________________________________________________________
                                                  Total       Due to      Due to           Total       Due to       Due to
                                                 Increase   Change in   Change in         Increase   Change in   Change in
(dollars in thousands)                          (Decrease)    Volume       Rate          (Decrease)    Volume        Rate
_____________________________________________________________________________________________________________________________
INTEREST INCOME (FTE)
  Loans and leases                                  $4,383      $5,226       ($843)         $20,403     $21,853     ($1,450)
  Securities
    Taxable                                         (4,154)     (3,742)       (412)          (4,522)     (6,645)      2,123
    Tax-exempt                                         (68)        (44)        (24)            (545)       (421)       (124)
_____________________________________________________________________________________________________________________________
      Total securities                              (4,222)     (3,786)       (436)          (5,067)     (7,066)      1,999
_____________________________________________________________________________________________________________________________
      Money market investments                         191         247         (56)          (1,316)     (1,206)       (110)
_____________________________________________________________________________________________________________________________
      Total interest income (FTE)                     $352      $1,687     ($1,335)         $14,020     $13,581        $439
==============================================================================================================================
INTEREST EXPENSE
  Interest-bearing deposits
    NOW account deposits                            $1,087        $666        $421             $383        $267        $116
    Money market investment deposits                  (362)        116        (478)           2,218         652       1,566
    Savings and other consumer time deposits        (1,112)        177      (1,289)           3,069         322       2,747
    Time deposits $100,000 and over                   (150)        198        (348)           1,653       1,315         338
_____________________________________________________________________________________________________________________________
      Total interest-bearing deposits                 (537)      1,157      (1,694)           7,323       2,556       4,767
_____________________________________________________________________________________________________________________________
  Short-term borrowings                             (1,817)     (1,230)       (587)           2,147       2,390        (243)
  Long-term debt                                       (82)        (60)        (22)             (48)        (93)         45
_____________________________________________________________________________________________________________________________
      Total interest expense                       ($2,436)      ($133)    ($2,303)          $9,422      $4,853      $4,569
_____________________________________________________________________________________________________________________________
      Change in net interest income (FTE)           $2,788      $1,820        $968           $4,598      $8,728     ($4,130)
=============================================================================================================================

<F1> Based on a 35% tax rate.

TABLE 3.  INTEREST RATE CONTRACTS

======================================================================================================================
                                                            Weighted
                                                             Average   Floating
                             Notional    Maturity            Strike      Rate        Reset            Liability
(dollars in thousands)        Amount       Date               Rate      Index      Frequency            Hedged
_______________________________________________________________________________________________________________________
Interest rate floors *       $500,000   December 1998         4.65 %     LIBOR      Quarterly    Transaction deposits
Interest rate caps            300,000  August-November 1996   7.81       LIBOR      Quarterly    Short-term borrowings
Interest rate caps             50,000   November 1996         7.73       LIBOR    Semi-annually  Short-term borrowings
________________________________________________________________________________________________________________________
Total at March 31, 1996      $850,000                         5.95 %
========================================================================================================================
*These contracts will become effective in December 1996.

TABLE 4.  CHANGES IN INTEREST RATE CONTRACTS (NOTIONAL AMOUNTS)

=================================================================================================
                                           Option       Amortizing    Generic and
                                            Based       Interest        Callable
(in thousands)                           Instruments    Rate Swaps       Swaps        Total
_________________________________________________________________________________________________
Balance, December 31, 1995                 $350,000       $193,605       $   -     $ 543,605
   Purchases                                500,000              -           -       500,000
   Amortization                                   -       (193,605)          -     (193,605)
__________________________________________________________________________________________________
Balance, March 31, 1996                    $850,000       $      -       $   -     $ 850,000
==================================================================================================
Net interest (expense) for the
   three months ended March 31, 1996       $  (379)       $   (293)      $  (75)   $    (747)
==================================================================================================

TABLE 5. RISK-BASED CAPITAL AND CAPITAL RATIOS
=====================================================================
                                 March 31               December 31
(dollars in thousands)             1996                     1995
_____________________________________________________________________
Tier 1 capital                   $699,213                 $679,003
Tier 2 capital                    146,359                  149,769
_____________________________________________________________________
    Total capital                $845,572                 $828,772
=====================================================================
Risk-weighted assets           $5,257,520               $5,343,946
=====================================================================
Ratios at end of period
  Tier 1 capital                    13.30%                   12.71%
  Total capital                     16.08%                   15.51%
  Equity ratio                       8.94%                    8.59%
  Tangible equity ratio              8.72%                    8.37%
  Leverage ratio                     8.33%                    8.16%
=====================================================================

TABLE 6. NONPERFORMING ASSETS

==========================================================================================
                                                             March 31         December 31
(dollars in thousands)                                         1996              1995
__________________________________________________________________________________________
Nonaccrual loans by type
    Loans to individuals-residential mortgages                $  6,590          $  6,897
    Loans to individuals-other                                     363               335
    Commercial, financial and agricultural                      26,595            27,610
    Real estate-commercial mortgages                            12,251            15,455
    Real estate-construction and other                           3,764             3,064
__________________________________________________________________________________________
    Total nonaccrual loans                                      49,563            53,361
__________________________________________________________________________________________
Total foreclosed assets                                          5,906             6,470
__________________________________________________________________________________________
       Total nonperforming assets                              $55,469           $59,831
==========================================================================================
Loans past due 90 days or more and not on nonaccrual status    $26,049           $20,668
==========================================================================================
End of period ratios
  Nonperforming assets as a percent of loans and leases
       plus foreclosed assets                                     1.09%             1.17%
  Allowance for loan losses as a percent of
       nonperforming loans                                      150.38%           142.14%
  Loans and leases past due 90 days or more and not on
       nonaccrual status as a percent of loans and leases          .51%              .40%
===========================================================================================

TABLE 7. SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

==========================================================================================
                                                                  Three Months Ended
__________________________________________________________________________________________
                                                           March 31  December 31  March 31
(dollars in thousands)                                       1996       1995       1995
__________________________________________________________________________________________
Balance at beginning of period                             $75,845     $74,687     $71,052
Allowance acquired in bank purchases                             -           -       1,142
Provision charged to expense                                 3,825      19,808       3,162
Loans and leases charged to the allowance
    Loans to individuals-residential mortgages                   6         223          77
    Loans to individuals-other                               3,278       3,495       1,157
    Commercial, financial and agricultural                      77      12,623         441
    Real estate-commercial mortgages                             1         121          20
    Credit card loans                                        4,951       4,466       3,277
    Other                                                        -           9           -
__________________________________________________________________________________________
      Total charge-offs                                      8,313      20,937       4,972
__________________________________________________________________________________________
Recoveries on loans and leases previously charged to the allowance
    Loans to individuals-residential mortgages                  64          63         268
    Loans to individuals-other                                 907         901         582
    Commercial, financial and agricultural                   1,077         283         643
    Real estate-commercial mortgages                           133         175         210
    Real estate-construction and other                         156          12         237
    Credit card loans                                          834         817         749
    Other                                                        6          36          10
__________________________________________________________________________________________
      Total recoveries                                       3,177       2,287       2,699
__________________________________________________________________________________________
        Net charge-offs                                      5,136      18,650       2,273
__________________________________________________________________________________________
Balance at end of period                                   $74,534     $75,845     $73,083
==========================================================================================
Gross annualized charge-offs as a percent of average loans
  and leases                                                   .64%       1.70%        .47%
Recoveries as a percent of gross charge-offs                 38.22%      10.92%      54.28%
Net annualized charge-offs as a percent of average loans
  and leases                                                   .40%       1.51%        .22%
Allowance for loan losses as a percent of loans and
  leases at end of period                                     1.46%       1.48%       1.69%
===========================================================================================

                   Part II:  Other Information

Item 1.  Legal Proceedings.

             Legal proceedings involving FCC were previously reported in its Annual Report on Form 10-K for the year ended December 31, 1995. There have been no material developments since that filing.

Item 2. Changes in Securities.

             None

Item 3. Defaults Upon Senior Securities.

             None

Item 4. Submission of Matters to a Vote of Security Holders.

             Not Applicable

Item 5. Other Information.

             None

Item 6. Exhibits and Reports on Form 8-K.

   (a)   Exhibits:

       4.1    -   Indenture between FCC and Republic Bank Dallas,
                  N.A., Trustee, (trusteeship since transferred to The Bank of New York) including the form of 12
                  3/4% Convertible Debenture due 2000, Series A included as Exhibit 4.1 to FCC's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference.

        4.2 - Indenture between FCC and Republic Bank Dallas, N.A., Trustee, (trusteeship since transferred to The Bank of New York) including the form of 12 3/4% Convertible Debenture due 2000, Series B included as Exhibit 4.2 to FCC's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference.

          11   -  Computation of Earnings Per Share

          15  -  Letter regarding unaudited interim financial information

          27   -  Financial  Data Schedule

   (b)   Reports on Form 8-K.

          None



                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              First Commerce Corporation
                              (Registrant)



Date:  May 14, 1996            /s/ Thomas L. Callicutt, Jr.
                              ________________________________
                              Thomas L. Callicutt, Jr.
                              Executive Vice President, Controller and
                              Principal Accounting Officer