Form 10-Q
period 1996-06-30
FIRST COMMERCE CORP /LA/
filed 1996-08-09
CIK 36204

______________________________________________________________________________

				 UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549

______________________________________________________________________________

				  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended June 30, 1996


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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.


       Class                            Outstanding as of July 31, 1996
      _______                           ________________________________

  Common Stock, $5.00 par value                   37,961,686

			FIRST COMMERCE CORPORATION
			    TABLE OF CONTENTS



								Page No.
								________

Part I:  Financial Information

	 Item 1.  Consolidated Financial Statements

		    Consolidated Balance Sheets                       3

		    Consolidated Statements of Income                 4

		    Consolidated Statements of Cash Flows             5

		    Notes to Consolidated Financial Statements        6

		    Report of Independent Public Accounts             8

	Item 2.   Management's Discussion and Analysis of Financial
		      Condition and Results of Operations             9

Part II:  Other Information                                          21

			 FIRST COMMERCE CORPORATION
			CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                                                          June 30            December 31
===============================================================================================================================
												    1996                1995
_______________________________________________________________________________________________________________________________
ASSETS
  Cash and due from banks                                                                    $   407,407         $   497,268
  Interest-bearing deposits in other banks                                                           247                 788
  Securities available for sale, at fair value                                                 2,238,302           2,599,767
  Trading account securities                                                                      35,336              19,630
  Federal funds sold and securities purchased under resale agreements                             10,840              33,900
  Loans and leases, net of unearned income of $2,554 and $7,070,  respectively                 5,421,105           5,122,726
     Allowance for loan losses                                                                   (75,332)            (75,845)
_______________________________________________________________________________________________________________________________
	Net loans and leases                                                                   5,345,773           5,046,881
===============================================================================================================================
  Premises and equipment                                                                         166,905             165,813
  Accrued interest receivable                                                                     97,733              95,787
  Other assets                                                                                    96,298              70,973
_______________________________________________________________________________________________________________________________
	Total assets                                                                          $8,398,841          $8,530,807
===============================================================================================================================
LIABILITIES
    Noninterest-bearing deposits                                                              $1,323,034          $1,481,795
    Interest-bearing deposits                                                                  5,518,127           5,472,606
_______________________________________________________________________________________________________________________________
	Total deposits                                                                         6,841,161           6,954,401
===============================================================================================================================
  Short-term borrowings                                                                          603,468             635,728
  Accrued interest payable                                                                        40,829              41,952
  Accounts payable and other accrued liabilities                                                  88,570              77,331
  Long-term debt                                                                                  85,964              88,346
_______________________________________________________________________________________________________________________________
	Total liabilities                                                                      7,659,992           7,797,758
===============================================================================================================================
STOCKHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares authorized
    Series 1992, 7.25% cumulative convertible, $25 stated value
    Issued -- 1,556,331 and 2,348,806 shares, respectively                                        38,908              58,720
  Common stock, $5 par value
    Authorized--100,000,000 shares
    Issued -- 39,375,975 and 38,281,519 shares, respectively                                     196,880             191,408
  Capital surplus                                                                                146,136             125,405
  Retained earnings                                                                              372,272             337,782
  Treasury stock -- 596,653 and 471,403 common shares, at cost, respectively                     (17,171)            (12,727)
  Unearned restricted stock compensation                                                          (4,298)             (1,123)
  Net unrealized gain on securities available for sale                                             6,122              33,584
_______________________________________________________________________________________________________________________________
	Total stockholders' equity                                                               738,849             733,049
===============================================================================================================================
	Total liabilities and stockholders' equity                                            $8,398,841          $8,530,807
===============================================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.

				  FIRST COMMERCE CORPORATION
			       CONSOLIDATED STATEMENTS OF INCOME


									 Three Months Ended            Six Months Ended
(dollars in thousands except per share data)                                   June 30                       June 30
=============================================================================================================================
									 1996          1995            1996           1995
_____________________________________________________________________________________________________________________________
INTEREST INCOME
  Interest and fees on loans and leases                                $116,803      $100,130        $230,945       $193,961
  Interest and dividends on taxable securities                           34,380        45,467          72,788         88,421
  Interest on tax-exempt securities                                       1,585         1,833           3,186          3,794
  Interest on money market investments                                    1,282         1,296           2,205          3,537
_____________________________________________________________________________________________________________________________
    Total interest income                                               154,050       148,726         309,124        289,713
=============================================================================================================================
INTEREST EXPENSE
  Interest on deposits                                                   54,929        52,402         110,042        100,192
  Interest on short-term borrowings                                       5,545         7,566          13,862         13,736
  Interest on long-term debt                                              2,608         2,799           5,327          5,566
_____________________________________________________________________________________________________________________________
    Total interest expense                                               63,082        62,767         129,231        119,494
=============================================================================================================================
NET INTEREST INCOME                                                      90,968        85,959         179,893        170,219
PROVISION FOR LOAN LOSSES                                                 7,465         2,971          11,290          6,133
_____________________________________________________________________________________________________________________________
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      83,503        82,988         168,603        164,086
=============================================================================================================================
OTHER INCOME
  Deposit fees and service charges                                       14,790        15,123          29,209         29,329
  Credit card fee income                                                 11,165         8,463          21,103         16,220
  Trust fee income                                                        5,339         4,066           9,917          8,343
  Broker/dealer revenue                                                   2,580         2,129           5,145          4,047
  ATM fee income                                                          2,507         2,142           4,898          4,071
  Other operating revenue                                                 6,120         5,165          13,029         10,073
  Securities transactions                                                   (84)           36           1,123        (13,286)
_____________________________________________________________________________________________________________________________
    Total other income                                                   42,417        37,124          84,424         58,797
=============================================================================================================================
OPERATING EXPENSE
  Salary expense                                                         37,376        34,248          73,393         69,476
  Employee benefits                                                       7,375         7,364          15,454         15,450
_____________________________________________________________________________________________________________________________
    Total personnel expense                                              44,751        41,612          88,847         84,926
  Equipment expense                                                       6,008         6,004          12,796         11,932
  Net occupancy expense                                                   5,186         5,544          10,809         10,868
  Communications and delivery expense                                     4,673         4,170           9,643          8,307
  Professional fees                                                       3,119         4,589           6,650          8,494
  FDIC insurance expense                                                    638         3,637           1,215          7,274
  Other operating expense                                                13,769        14,068          27,970         28,725
_____________________________________________________________________________________________________________________________
    Total operating expense                                              78,144        79,624         157,930        160,526
=============================================================================================================================
INCOME BEFORE INCOME TAX EXPENSE                                         47,776        40,488          95,097         62,357
INCOME TAX EXPENSE                                                       16,109        13,317          31,897         20,694
=============================================================================================================================
NET INCOME                                                               31,667        27,171          63,200         41,663
PREFERRED DIVIDEND REQUIREMENTS                                             705         1,086           1,418          2,173
=============================================================================================================================
INCOME APPLICABLE TO COMMON SHARES                                      $30,962       $26,085         $61,782        $39,490
=============================================================================================================================
EARNINGS PER COMMON SHARE
  Primary                                                                 $0.79         $0.69           $1.58          $1.05
  Fully diluted                                                           $0.76         $0.66           $1.51          $1.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Primary                                                            39,114,461    37,835,673      39,006,498     37,835,364
  Fully diluted                                                      43,971,989    43,772,825      44,020,801     40,642,567
=============================================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

				     FIRST COMMERCE CORPORATION
				CONSOLIDATED STATEMENTS OF CASH FLOWS


												       Six Months Ended
(dollars in thousands)                                                                                      June 30
============================================================================================================================
												    1996              1995
____________________________________________________________________________________________________________________________
OPERATING ACTIVITIES
  Net income                                                                                      $63,200           $41,663
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                    11,290             6,133
      Depreciation and amortization                                                                11,133            10,820
      Amortization of intangibles                                                                   1,461             1,288
      Deferred income tax (benefit) expense                                                          (733)               31
      Net (gain) loss from securities transactions                                                 (1,123)           13,286
      Net (gain) on loan sales                                                                       (623)             (471)
      Net (gain) on branch divestiture                                                             (1,137)                -
      (Increase) in trading account securities                                                    (15,706)           (5,958)
      (Increase) in accrued interest receivable                                                    (1,950)          (13,056)
      (Increase) decrease in other assets                                                         (11,009)            3,095
      Increase (decrease) in accrued interest payable                                              (1,027)            7,109
      Increase in accounts payable and other accrued liabilities                                    6,469             8,115
      (Increase) decrease in loans held for sale                                                    4,097            (2,586)
      Other, net                                                                                     (566)           (1,499)
_____________________________________________________________________________________________________________________________
	NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  63,776            67,970
=============================================================================================================================
INVESTING ACTIVITIES
  Net decrease in interest-bearing deposits in other banks                                            541             3,916
  Proceeds from maturities/calls of securities held to maturity                                         -            55,762
  Purchases of securities held to maturity                                                              -           (28,181)
  Proceeds from sales of securities available for sale                                                  5           638,265
  Proceeds from maturities/calls of securities available for sale                                 517,377            75,323
  Purchases of securities available for sale                                                     (196,712)         (595,141)
  Net decrease in federal funds sold and securities purchased under resale agreements              23,060            87,405
  Proceeds from sales of loans                                                                      5,370            32,099
  Net (increase) in loans                                                                        (327,093)         (391,428)
  Net cash acquired in acquisitions                                                                     -             4,081
  Divestiture of branch                                                                           (14,410)                -
  Purchases of premises and equipment                                                             (13,831)          (19,552)
  Proceeds from sales of foreclosed assets                                                          7,169             7,854
  Other, net                                                                                        1,360               467
_____________________________________________________________________________________________________________________________
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                                2,836          (129,130)
=============================================================================================================================
FINANCING ACTIVITIES
  Net (decrease) in demand deposits, NOW accounts,
    money market accounts and savings accounts                                                   (142,351)         (180,584)
  Net increase in time deposits                                                                    47,705           190,935
  Net increase (decrease) in short-term borrowings                                                (32,260)           43,447
  Payments on long-term debt                                                                          (67)             (154)
  Cash dividends                                                                                  (28,588)          (20,592)
  Common stock (repurchases) issuances                                                               (912)          (12,897)
_____________________________________________________________________________________________________________________________
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                             (156,473)           20,155
=============================================================================================================================
    (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       (89,861)          (41,005)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              497,268           472,142
=============================================================================================================================
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $407,407          $431,137
=============================================================================================================================

Cash paid during the period for:
   Interest expense                                                                              $130,354          $112,181
   Income taxes                                                                                   $30,620           $15,140

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

NOTE 2
Stockholders' Equity

     On May 20, 1996, FCC announced its intent to repurchase up to 1,814,000 shares of its common stock in anticipation of conversion of its 7.25% convertible preferred stock. FCC issued the convertible preferred stock in January, 1992, and the earliest redemption date possible is January 1, 1997. FCC currently expects to call the preferred stock in the fourth quarter of 1996 for redemption in early 1997. The preferred stock is redeemable for $25 per share, plus accrued dividends, and is convertible into 1.1646 shares of common stock. FCC expects most holders of the preferred stock to convert to common stock instead of electing to receive the cash redemption payment. As of June 30, 1996, 127,000 shares had been repurchased.

NOTE 3
Nonperforming Assets

     Total nonperforming assets declined to $33.4 million at June 30, 1996 from $59.8 million at December 31, 1995.
The decrease primarily resulted from the sale of a riverboat casino securing a nonaccrual loan and the payoff of a large nonaccrual loan secured by real estate.

NOTE 4
Contingencies

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

	  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


	  To the Stockholders
	  and Board of Directors of
	  First Commerce Corporation:

	  We have reviewed the accompanying consolidated balance sheet of FIRST COMMERCE CORPORATION (a Louisiana corporation) and subsidiaries as of June 30, 1996, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the company's management.

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




	  /s/ ARTHUR ANDERSEN LLP
	  ARTHUR ANDERSEN LLP


	  New Orleans, Louisiana
	  July 10, 1996

		     FIRST COMMERCE CORPORATION AND SUBSIDIARIES
			       SELECTED FINANCIAL DATA


(dollars in thousands except per share data)                     1996                         1995
===================================================================================================================
							  Second      First       Fourth      Third       Second
							 Quarter     Quarter     Quarter     Quarter     Quarter
___________________________________________________________________________________________________________________
AVERAGE BALANCE SHEET DATA
  Total assets                                          $8,284,388  $8,442,698  $8,367,588  $8,264,744  $8,046,797
  Earning assets                                         7,576,406   7,699,873   7,677,557   7,569,424   7,369,312
  Loans and leases                                       5,277,895   5,170,534   4,935,576   4,651,921   4,385,841
  Securities                                             2,197,283   2,457,394   2,689,239   2,854,503   2,897,752
  Deposits                                               6,917,697   6,889,954   6,741,690   6,737,925   6,689,394
  Long-term debt                                            85,980      87,028      88,950      90,095      89,904
  Stockholders' equity                                     738,940     740,091     726,349     717,016     679,713
___________________________________________________________________________________________________________________
INCOME STATEMENT DATA
  Total interest income                                   $154,050    $155,074    $154,671    $154,110    $148,726
  Net interest income                                       90,968      88,925      86,086      87,039      85,959
  Net interest income (FTE)                                 92,289      90,384      87,596      88,442      87,493
  Provision for loan losses                                  7,465       3,825      19,808       4,659       2,971
  Other income (exclusive of securities transactions)       42,501      40,800      38,674      40,522      37,088
  Securities transactions                                      (84)      1,207       1,868           5          36
  Operating expense                                         78,144      79,786      95,635      81,043      79,624
  Operating income                                          31,722      30,748       5,703      27,367      27,148
  Net income                                                31,667      31,533       6,917      27,371      27,171
___________________________________________________________________________________________________________________
KEY RATIOS
  Return on average assets                                    1.54%       1.50%        .33%       1.31%       1.35%
  Return on average total equity                             17.24%      17.14%       3.78%      15.14%      16.03%
  Return on average common equity                            17.79%      17.82%       3.48%      15.86%      16.88%
  Operating return on average assets                          1.54%       1.46%        .27%       1.31%       1.35%
  Operating return on average total equity                   17.27%      16.71%       3.12%      15.14%      16.02%
  Operating return on average common equity                  17.82%      17.37%       2.76%      15.86%      16.87%
  Net interest margin                                         4.89%       4.71%       4.54%       4.65%       4.76%
  Efficiency ratio                                           57.97%      60.82%      75.74%      62.84%      63.91%
  Overhead ratio                                              1.89%       2.04%       2.94%       2.12%       2.32%
  Average loans to deposits ratio                            76.30%      75.04%      73.21%      69.04%      65.56%
  Allowance for loan losses to loans and leases               1.39%       1.46%       1.48%       1.55%       1.61%
  Nonperforming assets to loans and leases
    plus foreclosed assets                                     .61%       1.09%       1.17%        .87%        .84%
  Equity ratio                                                8.80%       8.94%       8.59%       8.66%       8.64%
  Leverage ratio                                              8.65%       8.33%       8.16%       8.33%       8.31%
___________________________________________________________________________________________________________________
EARNINGS PER COMMON SHARE
   Net income-primary                                        $0.79       $0.79       $0.15       $0.69       $0.69
   Net income-fully diluted                                  $0.76       $0.75       $0.15       $0.66       $0.66
   Operating income-primary                                  $0.79       $0.77       $0.12       $0.69       $0.69
   Operating income-fully diluted                            $0.76       $0.74       $0.12       $0.66       $0.66
   Average primary shares (in thousands)                    39,114      38,899      38,017      37,904      37,836
   Average fully diluted shares (in thousands)              43,972      44,008      38,017      43,812      43,773

COMMON STOCK DIVIDENDS
   Cash dividends                                            $0.35       $0.35       $0.35       $0.30       $0.30
   Dividend payout ratio                                     44.30%      44.30%     233.33%      43.48%      43.48%

BOOK VALUES (end of period)
   Book value                                               $18.11      $18.02      $17.86      $17.66      $17.25
   Tangible book value                                      $17.61      $17.51      $17.32      $17.11      $16.68

COMMON STOCK DATA
   High stock price                                         $36.00      $34.25      $33.75      $34.50      $29.75
   Low stock price                                          $32.25      $30.25      $30.63      $29.25      $24.00
   Closing stock price                                      $35.38      $33.00      $32.00      $31.50      $29.50
   Trading volume                                        5,498,461   5,051,242   5,046,101   6,815,541   4,711,340
   Number of stockholders (end of period)                    9,257       9,286       9,951       9,100       9,053

NUMBER OF EMPLOYEES (end of period)                          4,053       4,080       4,211       4,198       4,269
===================================================================================================================

	  SECOND QUARTER IN REVIEW

	    First Commerce Corporation's (FCC's) net income for the second quarter of 1996 was $31.7 million, an increase of 17% over the
	  $27.2  million  earned  in  last  year's  second quarter.   Fully
	  diluted earnings per share were $.76 this quarter, compared to $.66 for 1995's second quarter. Return on equity was 17.24% and return on assets was 1.54% for the current quarter, compared to
	  16.03%  and 1.35%, respectively,  last  year.   The  increase  in
	  earnings  for  the  quarter reflected revenue growth coupled with
	  lower expenses.   Net  interest income (FTE) was up 5% from last
	  year's second quarter, while the net interest margin at  4.89%
	  was 13 basis points higher.   Both  improvements  were mainly due
	  to loan growth. Other income rose 14% over the second quarter of last year, while operating expense, excluding merger-related charges in 1995, rose less than 1%.
	     A more detailed review of FCC's financial condition and earnings
	  for the second quarter of  1996  follows.   This review should be
	  read in conjunction with the consolidated financial statements of First Commerce Corporation and Subsidiaries included in this report, and the Financial Review in the 1995 Annual Report.

	  EARNINGS ANALYSIS

	  Net Interest Income
	     Net interest income (FTE) for the second quarter was $92.3 million, 5% higher than last year's second quarter. The net interest margin was 4.89% this quarter, compared to 4.76% in the second quarter of 1995. The rise in net interest income and the net interest margin reflected 20% average loan growth. Loans increased to 70% of average earning assets in the current
	  quarter,  compared  to  60% in the same period of last  year.   A
	  decline in the yield on loans, due to the lower interest rate environment, partially offset this improvement.
	     For the first six months of 1996, net interest income (FTE) was $182.7 million, a 5% increase from 1995's same period. The net interest margin was 4.80% for the first half of 1996, compared to 4.77% last year. These improvements reflect 22% growth in average loans, causing average loans to increase as a percent of earning assets from 59% to 68%.
	     Table 1 presents average  balance  sheets, net interest income
	  (FTE) and interest rates for the second quarters of 1996 and 1995, and the first six months of 1996 and 1995. Table 2 analyzes the components of changes in net interest income between these same periods.

	  Provision For Loan Losses
	     The provision for loan losses was $7.5 million in the second quarter of this year, compared to $3.0 million in 1995's second
	  quarter.   For the six-month periods,  the  provision  was  $11.3
	  million in 1996, compared to $6.1 million last year. Higher net charge-offs and loan growth caused the increase in the provision.
	     For discussion of the allowance for loan losses, net charge-offs and nonperforming assets, see the Credit Risk Management section of this Financial Review.

	  Other Income
	     Other income, excluding securities   transactions,  was  $42.5
	  million for the second quarter, an increase of 15% compared to the second quarter of 1995. Improvements were experienced in
	  most  categories  and  mainly   reflected   higher   volumes   of
	  transactions  and  accounts.   The strongest growth was in credit
	  card income, which was up $2.7 million, or 32%, and trust income, which increased $1.3 million, or 31%.
	     For the six-month period, other income, excluding securities transactions, was $83.3 million, 16% higher than in 1995. Improvements in credit card ($4.9 million, or 30%), trust ($1.6 million, or 19%) and broker/dealer ($1.1 million, or 27%) income mainly reflected a continuing increase in business volumes. A $3.0 million rise in other operating revenue was primarily due to
	  a $1.1 million gain on a branch divestiture in the first quarter
	  of 1996 and higher loan-related fees.
	     Securities transactions resulted in minimal gains/losses for the
	  second quarters  of  1996  and  1995.   For the six-month period,
	  securities transactions resulted in pretax net gains of $1.1 million in 1996, compared to pretax net losses of $13.3 million
	  in  1995.   The  loss  recorded in  1995  was  related  to  FCC's
	  securities portfolio restructuring.

	  Operating Expense
	     Operating expense was $78.1 million for the second quarter of 1996, compared to $79.6 million in the second quarter of 1995. Lower FDIC insurance premium ($3.0 million) and professional fees ($1.5 million) expenses were the main causes of the decrease in operating expense. The decline in FDIC insurance expense reflected lower premium rates due to strengthened FDIC reserves. Professional fees fell due to merger-related charges included in 1995, plus legal fees reimbursements received in 1996 related to certain nonperforming loans. Higher personnel costs reflected higher incentive expense, partially offset by a 5% reduction in the number of employees.
	     For the six-month period, operating expense fell $2.6 million, or 2%. The decline reflected lower FDIC insurance expense, plus 1995's merger-related and process innovation charges ($4.5 million). Partially offsetting these decreases was a 5% rise in personnel costs, mainly related to higher expense for an incentive pay plan tied to stock performance.

	  FINANCIAL CONDITION ANALYSIS

	  Loans
	     At June 30, 1996, loans were $5.4 billion, compared to $4.5 billion at June 30, 1995 and $5.1 billion at year-end 1995. Average loans were $5.3 billion for the current quarter, up 20% from the second quarter of 1995. Loan growth was in all categories with the most significant increases in credit card, indirect automobile and residential mortgage loans.

	  Securities
	     The securities portfolio totaled $2.2 billion at June 30, 1996, compared to $2.6 billion at December 31, 1995. For both periods, all of FCC's securities were classified as available for sale. An unrealized gain, net of tax, increased stockholders' equity $6.1 million at June 30, 1996, compared to $33.6 million at year-end. The change in market values mainly reflected changes in market interest rates.
	     Average  securities were $2.2 billion for the current quarter,
	  down  24%  from 1995's second quarter.   Proceeds  from  maturing
	  securities were used to fund loan growth.

	  Money Market Investments
	     As of June 30, 1996, money market investments were $46 million and averaged $101 million for the quarter. Average money market investments were $86 million in last year's second quarter. For both periods, money market investments were approximately 1% of average earning assets.

	  Deposits
	     Deposits were $6.8 billion at June 30, 1996. Average deposits for the second quarter were $6.9 billion, 3% over 1995's second quarter. The most significant growth was in money market investment deposits as customers invested in higher-yielding deposit products.

	  Short-Term Borrowings
	      Short-term borrowings were $603 million at June 30, 1996. During the second quarter, short-term borrowings averaged $419 million, compared to $492 million in the second quarter of 1995. As a percent of average earning assets, short-term borrowings were 6% in the current quarter, compared to 7% in 1995's second quarter.

	  Interest Rate Contracts
	     FCC uses interest rate contracts to manage interest rate risk. As shown in Table 3, the total notional amount of FCC's interest rate contracts was $850 million at June 30, 1996, unchanged from the prior quarter-end. For the second quarter and first six months of 1996, interest rate contracts increased FCC's interest expense $454,000 and $1.2 million, respectively. At the end of the second quarter, the estimated fair value of FCC's interest rate contracts was $399,000.

	  Capital and Dividends
	     At June 30, 1996, stockholders' equity was 8.80% of total assets, compared to 8.59% at year-end 1995. Table 4 presents FCC's risk-based and other capital ratios as of June 30, 1996 and December
	  31,  1995.   All  ratios remain well above  regulatory  minimums.
	  Under present regulations,  all six of FCC's banks are classified
	  as "well-capitalized."
	     At June 30, 1996, the Parent Company had $54 million of net working capital. Additionally, the Parent Company could receive dividends from the banks without prior regulatory approval of $74 million, plus an amount equal to the banks' adjusted net profits for the remainder of the year.
	     During the second quarter, FCC announced its intent to repurchase up to 1.8 million shares of its common stock in anticipation of
	  conversions  of  its  7.25%  convertible  preferred  stock.   FCC
	  currently expects to call the preferred stock in 1996's fourth quarter for redemption in early 1997. It is expected that most holders of the preferred stock will convert to common stock. Through the end of the second quarter, 127,000 shares had been repurchased.

	  Credit Risk Management
	  Nonperforming Assets
	     Nonperforming assets were $33.4 million at the end of the second quarter, compared to $59.8 million at year-end. This improvement reflected the sale of a riverboat casino securing a nonaccrual loan and the payoff of a large nonaccrual loan secured by real
	  estate.    As   a  percent  of  loans  and   foreclosed   assets,
	  nonperforming assets were .61% at quarter-end, compared to 1.17% at the end of 1995. At June 30, 1996, 38% of nonperforming loans were contractually current or no more than 30 days past due, compared to 58% at the end of 1995. The decline was primarily caused by a $10.3 million loan which moved from the contractually current category to the 30-59 days past due category.
	     Loans past due 90 days or more and not on nonaccrual status were $22.2 million, or .41% of loans, at June 30, 1996, compared to $20.7 million, or .40%, at December 31, 1995. Watch list loans and foreclosed assets were $153 million at June 30, 1996, compared to $190 million at December 31, 1995. The decline was primarily caused by the drop in nonaccrual loans discussed above.
	     Table 5 presents information on nonperforming assets, detailed by type, as of June 30, 1996 and December 31, 1995.

	  Allowance for Loan Losses
	     The allowance for loan losses was $75.3 million, or 266% of nonperforming loans, at June 30, 1996, compared to $75.8 million, or 142% of nonperforming loans, at the end of 1995. As a percent of loans, the allowance was 1.39% at the end of this quarter, compared to 1.48% at December 31, 1995. Management believes that the allowance is adequate to cover losses inherent in the loan portfolio.
	     Net charge-offs as a percent of average loans were .51% for the current quarter, compared to .27% in the second quarter of 1995.
	  Similar  to   national  trends,  FCC's  credit  card  charge-offs
	  increased this quarter, partially due to an increase in personal bankruptcies; however, the net charge-off ratio remains well below national averages. Credit card net charge-offs were 3.08% in the current quarter, compared to 2.42% in last year's same quarter. A rise in net charge-offs of loans to individuals also contributed to the increase.
	     Table 6 presents the activity in the allowance for loan losses for the second quarters and first six months of 1996 and 1995.

TABLE 1.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE)(F1) AND INTEREST RATES
======================================================================================================================
						       Second Quarter 1996                  Second Quarter 1995
_______________________________________________________________________________________________________________________
						      Average                            Average
(dollars in thousands)                                Balance    Interest   Rate         Balance     Interest    Rate
_______________________________________________________________________________________________________________________
ASSETS
 EARNING ASSETS
  Loans and leases<F2>                               $5,277,895   $117,420    8.94%      $4,385,841    $100,856   9.22%
  Securities
   Taxable                                            2,109,071     34,425    6.55        2,796,222      45,501   6.53
   Tax-exempt                                            88,212      2,242   10.17          101,530       2,605  10.26
_______________________________________________________________________________________________________________________
    Total securities                                  2,197,283     36,667    6.70        2,897,752      48,106   6.65
_______________________________________________________________________________________________________________________
    Money market investments                            101,228      1,284    5.10           85,719       1,298   6.07
_______________________________________________________________________________________________________________________
    Total earning assets                              7,576,406   $155,371    8.24%       7,369,312    $150,260   8.17%
_______________________________________________________________________________________________________________________
 NONEARNING ASSETS

  Other assets<F3>                                      783,071                             750,606
  Allowance for loan losses                             (75,089)                            (73,121)
_______________________________________________________________________________________________________________________
    Total assets                                     $8,284,388                          $8,046,797
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 INTEREST-BEARING LIABILITIES
  Interest-bearing deposits
   NOW account deposits                              $1,097,870   $  5,016    1.84%      $1,019,359    $  4,795   1.89%
   Money market investment deposits                     872,893      6,467    2.98          662,413       4,016   2.43
   Savings and other consumer time deposits           2,803,482     32,893    4.72        2,833,847      33,204   4.70
   Time deposits $100,000 and over                      796,395     10,553    5.33          745,251      10,387   5.59
_______________________________________________________________________________________________________________________
    Total interest-bearing deposits                   5,570,640     54,929    3.97        5,260,870      52,402   3.99
_______________________________________________________________________________________________________________________
   Short-term borrowings                                418,792      5,545    5.33          492,037       7,566   6.17
   Long-term debt                                        85,980      2,608   12.20           89,904       2,799  12.49
_______________________________________________________________________________________________________________________
    Total interest-bearing liabilities                6,075,412   $ 63,082    4.18%       5,842,811    $ 62,767   4.31%
_______________________________________________________________________________________________________________________
NONINTEREST-BEARING LIABILITIES
 AND STOCKHOLDERS' EQUITY
  Noninterest-bearing deposits                        1,347,057                           1,428,524
  Other liabilities                                     122,979                              95,749
  Stockholders' equity                                  738,940                             679,713
_______________________________________________________________________________________________________________________
    Total liabilities and stockholders' equity       $8,284,388                          $8,046,797
=======================================================================================================================
    Net interest income (FTE) and margin                          $ 92,289    4.89%                    $  87,493  4.76%
=======================================================================================================================
    Net earning assets and spread                    $1,500,994               4.06%      $1,526,501               3.86%
=======================================================================================================================
    Cost of funds                                                             3.35%                               3.41%
=======================================================================================================================

<F1>  Based on a 35% tax rate.
<F2>  Net of unearned income, prior to deduction of allowance for loan losses and including nonaccrual loans.
<F3>  Includes mark-to-market adjustment on securities available for sale.

TABLE 1.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE)(F1) AND INTEREST RATES (continued)
======================================================================================================================
							  Six Months Ended                   Six Months Ended
							    June 30, 1996                      June 30, 1995
_______________________________________________________________________________________________________________________
						      Average                            Average
(dollars in thousands)                                Balance    Interest   Rate         Balance     Interest    Rate
_______________________________________________________________________________________________________________________
ASSETS
 EARNING ASSETS
  Loans and leases<F2>                               $5,224,210   $232,310    8.94%      $4,287,447    $195,343   9.18%
  Securities
   Taxable                                            2,238,131     72,888    6.54        2,788,826      88,486   6.38
   Tax-exempt                                            89,209      4,497   10.08          104,183       5,405  10.38
_______________________________________________________________________________________________________________________
    Total securities                                  2,327,340     77,385    6.67        2,893,009      93,891   6.52
_______________________________________________________________________________________________________________________
    Money market investments                             86,586      2,209    5.13          121,540       3,539   5.87
_______________________________________________________________________________________________________________________
    Total earning assets                              7,638,136   $311,904    8.20%       7,301,996    $292,773   8.07%
_______________________________________________________________________________________________________________________
 NONEARNING ASSETS

  Other assets<F3>                                      800,912                             734,076
  Allowance for loan losses                             (75,510)                            (72,750)
_______________________________________________________________________________________________________________________
    Total assets                                     $8,363,538                         $7,963,322
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 INTEREST-BEARING LIABILITIES
  Interest-bearing deposits
   NOW account deposits                              $1,116,580   $ 10,735    1.93%      $1,050,495    $ 10,131   1.94%
   Money market investment deposits                     839,561     12,378    2.96          679,003       7,709   2.29
   Savings and other consumer time deposits           2,803,438     66,046    4.74        2,804,091      63,288   4.55
   Time deposits $100,000 and over                      781,951     20,883    5.37          707,378      19,064   5.43
_______________________________________________________________________________________________________________________
    Total interest-bearing deposits                   5,541,530    110,042    3.99        5,240,967     100,192   3.85
_______________________________________________________________________________________________________________________
   Short-term borrowings                                511,110     13,862    5.45          461,512      13,736   6.00
   Long-term debt                                        86,504      5,327   12.38           89,960       5,566  12.48
_______________________________________________________________________________________________________________________
    Total interest-bearing liabilities                6,139,144   $129,231    4.23%       5,792,439    $119,494   4.16%
_______________________________________________________________________________________________________________________
NONINTEREST-BEARING LIABILITIES
 AND STOCKHOLDERS' EQUITY
  Noninterest-bearing deposits                        1,362,294                           1,424,773
  Other liabilities                                     122,587                              93,292
  Stockholders' equity                                  739,513                             652,818
_______________________________________________________________________________________________________________________
    Total liabilities and stockholders' equity       $8,363,538                          $7,963,322
=======================================================================================================================
    Net interest income (FTE) and margin                          $182,673    4.80%                    $173,279   4.77%
=======================================================================================================================
    Net earning assets and spread                    $1,498,992               3.97%      $1,509,557               3.91%
=======================================================================================================================
    Cost of funds                                                             3.40%                               3.30%
=======================================================================================================================

<F1>  Based on a 35% tax rate.
<F2>  Net of unearned income, prior to deduction of allowance for loan losses and including nonaccrual loans.
<F3>  Includes mark-to-market adjustment on securities available for sale.


TABLE 2. SUMMARY OF CHANGES IN NET INTEREST INCOME (FTE) <F1>
================================================================================================================================
										   Six Months Ended June 30, 1996
					       Second Quarter 1996                   Compared to Six Months Ended
					  Compared to Second Quarter 1995                    June 30, 1995
________________________________________________________________________________________________________________________________
					       Total     Due to      Due to             Total         Due to        Due to
					     Increase   Change in  Change in           Increase     Change in     Change in
(dollars in thousands)                       (Decrease)   Volume        Rate           (Decrease)      Volume         Rate
________________________________________________________________________________________________________________________________
INTEREST INCOME (FTE)
  Loans and leases                             $16,564    $19,938    $(3,374)            $36,967       $41,757       $(4,790)
  Securities
    Taxable                                    (11,076)   (11,215)       139             (15,598)      (17,880)        2,282
    Tax-exempt                                    (363)      (339)       (24)               (908)         (758)         (150)
________________________________________________________________________________________________________________________________
      Total securities                         (11,439)   (11,554)       115             (16,506)      (18,638)        2,132
________________________________________________________________________________________________________________________________
      Money market investments                     (14)       180       (194)             (1,330)       (1,015)         (315)
________________________________________________________________________________________________________________________________
      Total interest income (FTE)              $ 5,111    $ 8,564    $(3,453)            $19,131       $22,104       $(2,973)
================================================================================================================================
INTEREST EXPENSE
  Interest-bearing deposits
    NOW account deposits                       $   221    $   362    $  (141)            $   604       $   635       $   (31)
    Money market investment deposits             2,451      1,443      1,008               4,669         2,063         2,606
    Savings and other consumer time deposits      (311)      (356)        45               2,758           (15)        2,773
    Time deposits $100,000 and over                166        692       (526)              1,819         1,993          (174)
________________________________________________________________________________________________________________________________
      Total interest-bearing deposits            2,527      2,141        386               9,850         4,676         5,174
________________________________________________________________________________________________________________________________
  Short-term borrowings                         (2,021)    (1,045)      (976)                126         1,404        (1,278)
  Long-term debt                                  (191)      (120)       (71)               (239)         (213)          (26)
________________________________________________________________________________________________________________________________
      Total interest expense                   $   315    $   976    $  (661)             $9,737       $ 5,867       $ 3,870
________________________________________________________________________________________________________________________________
      Change in net interest income (FTE)      $ 4,796    $ 7,588    $(2,792)             $9,394       $16,237       $(6,843)
================================================================================================================================

<F1> Based on a 35% tax rate.


 TABLE 3.  INTEREST RATE CONTRACTS
==============================================================================================================================
							     Weighted    Floating
			    Notional       Maturity           Average      Rate         Reset         Liability
(dollars in thousands)      Amount           Date          Strike Rate    Index       Frequency         Hedged
_____________________________________________________________________________________________________________________________
Interest rate floors *     $500,000      December 1998         4.65%       LIBOR      Quarterly   Transaction deposits
Interest rate caps          300,000  August - November 1996    7.88        LIBOR      Quarterly   Short-term borrowings
Interest rate cap            50,000      November 1996         8.00        LIBOR    Semi-annually Short-term borrowings
_____________________________________________________________________________________________________________________________
Total at June 30, 1996     $850,000                            5.99%
=============================================================================================================================
* These contracts will become effective in December 1996.


TABLE 4. RISK-BASED CAPITAL AND CAPITAL RATIOS
=====================================================================
				   June 30             December 31
(dollars in thousands)                1996               1995
_____________________________________________________________________
Tier 1 capital                  $  713,475            $  679,003
Tier 2 capital                     150,228               149,769
_____________________________________________________________________
    Total capital               $  863,703            $  828,772
=====================================================================
Risk-weighted assets            $5,570,133            $5,343,946
=====================================================================
Ratios at end of period
  Tier 1 capital                     12.81%                12.71%
  Total capital                      15.51%                15.51%
  Equity ratio                        8.80%                 8.59%
  Tangible equity ratio               8.59%                 8.37%
  Leverage ratio                      8.65%                 8.16%
=====================================================================


TABLE 5. NONPERFORMING ASSETS
===========================================================================================
								 June 30      December 31
(dollars in thousands)                                             1996           1995
___________________________________________________________________________________________
Nonaccrual loans by type
    Loans to individuals-residential mortgages                  $ 7,261        $ 6,897
    Loans to individuals-other                                      280            335
    Commercial, financial and agricultural                       12,290         27,610
    Real estate-commercial mortgages                              6,788         15,455
    Real estate-construction and other                            1,703          3,064
___________________________________________________________________________________________
    Total nonaccrual loans                                       28,322         53,361
___________________________________________________________________________________________
Total foreclosed assets                                           5,046          6,470
___________________________________________________________________________________________
       Total nonperforming assets                               $33,368        $59,831
===========================================================================================
Loans past due 90 days or more and not on nonaccrual status     $22,196        $20,668
===========================================================================================
End of period ratios
  Nonperforming assets as a percent of loans and leases
       plus foreclosed assets                                       .61%          1.17%
  Allowance for loan losses as a percent of nonperforming loans  265.98%        142.14%
  Loans and leases past due 90 days or more and not on
       nonaccrual status as a percent of loans and leases           .41%           .40%
===========================================================================================


TABLE 6. SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE
====================================================================================================================
									Three Months Ended     Six Months Ended
									     June 30                June 30
====================================================================================================================
(dollars in thousands)                                                  1996        1995        1996        1995
====================================================================================================================
Balance at beginning of period                                       $74,534     $73,083     $75,845     $71,052
Allowance acquired in bank purchase                                        -           -           -       1,142
Provision charged to expense                                           7,465       2,971      11,290       6,133
Loans and leases charged to the allowance
    Loans to individuals-residential mortgages                            46          51          52         128
    Loans to individuals-other                                         3,269       1,618       6,547       2,775
    Commercial, financial and agricultural                               204         197         281         638
    Real estate-commercial mortgages                                       -         175           1         195
    Credit card loans                                                  5,904       3,867      10,855       7,144
____________________________________________________________________________________________________________________
      Total charge-offs                                                9,423       5,908      17,736      10,880
____________________________________________________________________________________________________________________
Recoveries on loans and leases previously charged to the allowance
    Loans to individuals-residential mortgages                            84         182         148         450
    Loans to individuals-other                                         1,168         673       2,075       1,255
    Commercial, financial and agricultural                               392         835       1,474       1,478
    Real estate-commercial mortgages                                     144         321         277         531
    Real estate-construction and other                                     6          11         162         248
    Credit card loans                                                    961         884       1,795       1,633
    Other                                                                  1           5           2          15
____________________________________________________________________________________________________________________
      Total recoveries                                                 2,756       2,911       5,933       5,610
____________________________________________________________________________________________________________________
	Net charge-offs                                                6,667       2,997      11,803       5,270
____________________________________________________________________________________________________________________
Balance at end of period                                             $75,332     $73,057     $75,332     $73,057
====================================================================================================================
Gross annualized charge-offs as a percent of average loans and leases    .71%        .54%        .68%        .51%
Recoveries as a percent of gross charge-offs                           29.25%      49.27%      33.45%      51.56%
Net annualized charge-offs as a percent of average loans and leases      .51%        .27%        .45%        .25%
Allowance for loan losses as a percent of loans and leases at end of
 period                                                                 1.39%       1.61%       1.39%       1.61%
====================================================================================================================

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

	  None

	  Item 3. Defaults Upon Senior Securities.

	  None

	  Item 4. Submission of Matters to a Vote of Security Holders.

	  (a) The annual meeting of the shareholders of FCC (the "Meeting") was held on April 15, 1996.

	  (b) and (c)

_____________________________________________________________________________
	     DIRECTORS                                          BROKER
	      ELECTED           FOR      AGAINST*    ABSTAIN    NONVOTE

_____________________________________________________________________________

     Ian Arnof               29,778,850   111,173         0          0
_____________________________________________________________________________

     James J. Bailey III     29,787,266   102,757         0          0
_____________________________________________________________________________

     John W. Barton          29,792,769    97,254         0          0
_____________________________________________________________________________

     Sydney J. Besthoff III  29,768,442   121,581         0          0
_____________________________________________________________________________
     Robert H. Bolton        29,776,535   113,488         0          0
_____________________________________________________________________________
     Robert C. Cudd III      29,778,360   111,663         0          0
_____________________________________________________________________________
     Frances B. Davis        29,797,952    92,071         0          0
_____________________________________________________________________________
     Laurance Eustis, Jr.    29,773,691   116,332         0          0
_____________________________________________________________________________
     William P. Fuller       29,799,999    90,024         0          0
_____________________________________________________________________________
     Arthur Hollins III      29,800,989    89,034         0          0
_____________________________________________________________________________
     F. Ben James, Jr.       29,801,189    88,834         0          0
_____________________________________________________________________________
     Erik F. Johnsen         29,797,488    92,535         0          0
_____________________________________________________________________________
     J. Merrick Jones, Jr.   29,800,889    89,134         0          0
_____________________________________________________________________________
     Edwin Lupberger         29,788,673   101,350         0          0
_____________________________________________________________________________
     Mary Chavanne Martin    29,791,788    98,235         0          0
_____________________________________________________________________________
     Hugh G. McDonald, Jr.   29,791,650    98,373         0          0
_____________________________________________________________________________
     Saul A. Mintz           29,790,217    99,806         0          0
_____________________________________________________________________________
     Hermann Moyse, Jr.      29,769,225   120,798         0          0
_____________________________________________________________________________
     O. Miles Pollard, Jr.   29,800,689    89,334         0          0
_____________________________________________________________________________
     G. Frank Purvis, Jr.    29,778,104   111,919         0          0
_____________________________________________________________________________
     T. H. Scott             29,768,644   121,379         0          0
_____________________________________________________________________________
     Edward M. Simmons       29,800,889    89,134         0          0
_____________________________________________________________________________
     H. Leighton Steward     29,801,389    88,634         0          0
_____________________________________________________________________________
     J.B. Storey             29,775,535   114,488         0          0
_____________________________________________________________________________
     Robert A. Weigle        29,801,289    88,734         0          0
_____________________________________________________________________________
     *    With respect to the election of directors, amounts shown reflect
	  shares as to which   authority to vote was withheld.

Item 5.  Other Information.

	  None

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits:

      4.1 -Indenture between FCC and Republic Bank Dallas, N.A., Trustee, (trusteeship since transferred to The Bank of New York) including the form of 12 3/4% Convertible Debentures due 2000, Series A included as Exhibit 4.1 to FCC's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference.

      4.2 -Indenture between FCC and Republic Bank Dallas, N.A., Trustee, (trusteeship since transferred to The Bank of New York) including the form of 12 3/4% Convertible Debentures due 2000, Series B included as Exhibit 4.2 to FCC's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference.

    10.1 -Form of Employment Agreement between FCC and Messrs. Arnof, Brooks, Flick, Gaines, Ryan, Thompson, Wilson and Ms. Lee included as Exhibit 10.1 to FCC's Annual Report on Form 10-K for the year ended December 31,1995, and incorporated herein by reference.

    10.2  -Amended  and Restated FCC Supplemental Tax-Deferred Savings
	   Plan included as Exhibit 10.1 to FCC's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

    10.3  -FCC Retirement Benefit Restoration Plan included as Exhibit
	   10.2 to FCC's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

    10.4 -FCC Amended and Restated 1992 Stock Incentive Plan, Form of Nonqualified Stock Option Agreement and Form of Restricted Stock Agreement included as Exhibit 10.4 to FCC's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

      11  -Statement Re: Computation of Earnings Per Share

      15  -Letter regarding unaudited interim financial information

      27  -Financial Data Schedule

    (b)  Reports on Form 8-K.

	  None

				      SIGNATURES




	  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						First Commerce Corporation
						__________________________
							 (Registrant)



	  Date: August 9, 1996                 /s/ Thomas L. Callicutt, Jr.
		______________                 ____________________________
						   Thomas L. Callicutt, Jr.
						   Executive Vice President,
						   Controller and Principal
						     Accounting Officer