Form 10-Q
period 1996-09-30
FIRST COMMERCE CORP /LA/
filed 1996-11-14
CIK 36204

________________________________________________________________________


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
________________________________________________________________________


                              FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]       No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.


        Class                      Outstanding as of October 31, 1996
        _____                      ________________________________

  Common Stock, $5.00 par value                  37,135,394

                      FIRST COMMERCE CORPORATION
                         TABLE OF CONTENTS





                                                         Page No.

Part I: Financial Information

     Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets                   3

               Consolidated Statements of Income             4

               Consolidated Statements of Cash Flows         5

               Notes to Consolidated Financial Statements    6

               Report of Independent Public Accountants      8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    9

Part II:  Other Information                                 22

                          FIRST COMMERCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

(dollars in thousands)                                                                        September 30         December 31
==============================================================================================================================
                                                                                                  1996                1995
______________________________________________________________________________________________________________________________
ASSETS
  Cash and due from banks                                                                    $   413,389         $   497,268
  Interest-bearing deposits in other banks                                                           131                 788
  Securities available for sale, at fair value                                                 2,205,903           2,599,767
  Trading account securities                                                                      36,290              19,630
  Federal funds sold and securities purchased under resale agreements                              7,470              33,900
  Loans and leases, net of unearned income of $246 and $7,070, respectively                    5,832,032           5,122,726
     Allowance for loan losses                                                                   (79,310)            (75,845)
______________________________________________________________________________________________________________________________
        Net loans and leases                                                                   5,752,722           5,046,881
==============================================================================================================================
  Premises and equipment                                                                         166,690             165,813
  Accrued interest receivable                                                                     95,596              95,787
  Other assets                                                                                    94,561              70,973
______________________________________________________________________________________________________________________________
        Total assets                                                                          $8,772,752          $8,530,807
==============================================================================================================================
LIABILITIES
    Noninterest-bearing deposits                                                              $1,371,238          $1,481,795
    Interest-bearing deposits                                                                  5,478,652           5,472,606
______________________________________________________________________________________________________________________________
        Total deposits                                                                         6,849,890           6,954,401
==============================================================================================================================
  Short-term borrowings                                                                          995,881             635,728
  Accrued interest payable                                                                        43,121              41,952
  Accounts payable and other accrued liabilities                                                  93,571              77,331
  Long-term debt                                                                                  85,875              88,346
______________________________________________________________________________________________________________________________
        Total liabilities                                                                      8,068,338           7,797,758
==============================================================================================================================
STOCKHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares authorized
    Series 1992, 7.25% cumulative convertible, $25 stated value
    Issued -- 1,541,531 and 2,348,806 shares, respectively                                        38,538              58,720
  Common stock, $5 par value
    Authorized -- 100,000,000 shares
    Issued -- 39,389,197 and 38,281,519 shares, respectively                                     196,946             191,408
  Capital surplus                                                                                146,284             125,405
  Retained earnings                                                                              384,904             337,782
  Treasury stock -- 2,171,940 and 471,403 shares, at cost, respectively                          (72,577)            (12,727)
  Unearned restricted stock compensation                                                          (3,853)             (1,123)
  Net unrealized gain on securities available for sale                                            14,172              33,584
______________________________________________________________________________________________________________________________
        Total stockholders' equity                                                               704,414             733,049
==============================================================================================================================
        Total liabilities and stockholders' equity                                            $8,772,752          $8,530,807
==============================================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.

                             FIRST COMMERCE CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months Ended              Nine Months Ended
(dollars in thousands except per share data)                 September 30                    September 30
================================================================================================================
                                                           1996           1995             1996           1995
________________________________________________________________________________________________________________
INTEREST INCOME
  Interest and fees on loans and leases                  $125,134       $106,320         $356,079       $300,281
  Interest and dividends on taxable securities             35,127         45,245          107,915        133,666
  Interest on tax-exempt securities                         1,555          1,647            4,741          5,441
  Interest on money market investments                        522            898            2,727          4,435
_________________________________________________________________________________________________________________
    Total interest income                                 162,338        154,110          471,462        443,823
=================================================================================================================
INTEREST EXPENSE
  Interest on deposits                                     55,097         55,100          165,139        155,292
  Interest on short-term borrowings                        10,937          9,145           24,799         22,881
  Interest on long-term debt                                2,687          2,826            8,014          8,392
_________________________________________________________________________________________________________________
    Total interest expense                                 68,721         67,071          197,952        186,565
=================================================================================================================
NET INTEREST INCOME                                        93,617         87,039          273,510        257,258
PROVISION FOR LOAN LOSSES                                  12,525          4,659           23,815         10,792
_________________________________________________________________________________________________________________
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        81,092         82,380          249,695        246,466
=================================================================================================================
OTHER INCOME
  Deposit fees and service charges                         14,695         14,856           43,904         44,185
  Credit card fee income                                   12,310          8,743           33,413         24,963
  Trust fee income                                          5,266          4,277           15,183         12,620
  Broker/dealer revenue                                     2,682          2,092            7,827          6,139
  ATM fee income                                            2,349          2,148            7,247          6,219
  Other operating revenue                                   6,276          8,406           19,305         18,479
  Securities transactions                                  (1,370)             5             (247)       (13,281)
_________________________________________________________________________________________________________________
    Total other income                                     42,208         40,527          126,632         99,324
=================================================================================================================
OPERATING EXPENSE
  Salary expense                                           37,268         35,674          110,661        105,150
  Employee benefits                                         6,471          7,148           21,925         22,598
_________________________________________________________________________________________________________________
    Total personnel expense                                43,739         42,822          132,586        127,748
  Equipment expense                                         6,958          6,256           19,754         18,188
  Net occupancy expense                                     5,141          5,779           15,950         16,647
  Communications and delivery expense                       4,640          4,455           14,283         12,762
  Professional fees                                         2,916          5,164            9,566         13,658
  FDIC insurance expense                                    5,842            261            7,057          7,535
  Credit card expense                                       1,535          1,263            5,087          3,547
  Other operating expense                                  12,843         15,043           37,261         41,484
_________________________________________________________________________________________________________________
    Total operating expense                                83,614         81,043          241,544        241,569
=================================================================================================================
INCOME BEFORE INCOME TAX EXPENSE                           39,686         41,864          134,783        104,221
INCOME TAX EXPENSE                                         13,155         14,493           45,052         35,187
==================================================================================================================
NET INCOME                                                 26,531         27,371           89,731         69,034
PREFERRED DIVIDEND REQUIREMENTS                               698          1,086            2,116          3,259
==================================================================================================================
INCOME APPLICABLE TO COMMON SHARES                        $25,833        $26,285          $87,615        $65,775
==================================================================================================================
EARNINGS PER COMMON SHARE
  Primary                                                 $   .68        $   .69          $  2.26        $  1.74
  Fully diluted                                           $   .66        $   .66          $  2.17        $  1.68
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Primary                                              38,074,386     37,903,624       38,693,526     37,858,367
  Fully diluted                                        42,895,284     43,811,731       43,637,553     43,793,065
===================================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

                                     FIRST COMMERCE CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                        Nine Months Ended
(dollars in thousands)                                                                                    September 30
===============================================================================================================================
                                                                                                     1996             1995
_______________________________________________________________________________________________________________________________
OPERATING ACTIVITIES
  Net income                                                                                        $89,731          $69,034
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                      23,815           10,792
      Depreciation and amortization                                                                  17,049           16,271
      Amortization of intangibles                                                                     2,179            2,098
      Deferred income tax (benefit)                                                                  (2,142)          (2,149)
      Net loss from securities transactions                                                             247           13,281
      Net (gain) on loan sales                                                                       (1,786)            (852)
      Net (gain) on branch divestitures                                                              (1,137)          (3,054)
      (Increase) in trading account securities                                                      (16,660)          (3,126)
      (Increase) decrease in accrued interest receivable                                                187           (8,891)
      (Increase) decrease in other assets                                                           (13,621)           4,990
      Increase in accrued interest payable                                                            1,265           12,713
      Increase in accounts payable and other accrued liabilities                                     16,081           18,954
      (Increase) decrease in loans held for sale                                                      2,317           (6,936)
      Other, net                                                                                         21           (1,950)
_______________________________________________________________________________________________________________________________
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   117,546          121,175
===============================================================================================================================
INVESTING ACTIVITIES
  Net decrease in interest-bearing deposits in other banks                                              657            4,023
  Proceeds from maturities/calls of securities held to maturity                                           -           73,619
  Purchases of securities held to maturity                                                                -          (32,879)
  Proceeds from sales of securities available for sale                                                    5          648,257
  Proceeds from maturities/calls of securities available for sale                                   562,055          134,220
  Purchases of securities available for sale                                                       (197,483)        (623,546)
  Net decrease in federal funds sold and securities purchased under resale agreements                26,430          131,855
  Net (increase) in loans                                                                          (740,826)        (681,049)
  Net cash acquired in acquisitions                                                                       -            4,081
  Divestiture of branches                                                                           (14,410)          (4,897)
  Purchases of premises and equipment                                                               (20,059)         (30,513)
  Proceeds from sales of foreclosed assets                                                            9,394           10,073
  Other, net                                                                                          1,733            2,008
_______________________________________________________________________________________________________________________________
    NET CASH (USED) BY INVESTING ACTIVITIES                                                        (372,504)        (364,748)
===============================================================================================================================
FINANCING ACTIVITIES
  Net (decrease) in demand deposits, NOW accounts,
    money market accounts and savings accounts                                                     (201,850)        (282,111)
  Net increase in time deposits                                                                     115,933          209,262
  Net increase in short-term borrowings                                                             360,153          276,383
  Payments on long-term debt                                                                           (156)            (328)
  Cash dividends                                                                                    (42,900)         (31,172)
  Proceeds from issuance of common and treasury stock                                                   407            2,385
  Purchase of treasury stock                                                                        (60,508)         (15,091)
_______________________________________________________________________________________________________________________________
    NET CASH  PROVIDED BY FINANCING ACTIVITIES                                                      171,079          159,328
===============================================================================================================================
    (DECREASE) IN CASH AND CASH EQUIVALENTS                                                         (83,879)         (84,245)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                497,268          472,142
_______________________________________________________________________________________________________________________________
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $413,389         $387,897
===============================================================================================================================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest expense                                                                                $196,783         $173,689
   Income taxes                                                                                    $ 46,790         $ 29,007
Supplemental schedule of non-cash financing activities:
   Conversion of preferred stock to common stock                                                   $ 20,182         $  1,234
   Conversion of long-term debt to common stock                                                    $  2,315         $      -
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

NOTE 2
Stockholders' Equity

     On October 21, 1996, FCC called its 7.25% Cumulative Convertible Preferred Stock, Series 1992 for redemption on January 2, 1997. The preferred stock is redeemable for $25 per share, plus accrued dividends, and is convertible into
1.1646 shares of common stock. Holders of the preferred stock can convert their preferred shares through December 23, 1996. Any shares not converted by that date will be redeemed on January 2, 1997. FCC expects most holders of the preferred stock to convert to common stock instead of electing to receive the cash redemption payment. On May 20, 1996, FCC announced its plan to repurchase 1.8 million shares of its common stock in anticipation of such conversions. As of September 30, 1996, 1.7 million shares had been repurchased. As of October 10, 1996, all 1.8 million shares had been repurchased.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
and Board of Directors of
First Commerce Corporation:

     We have reviewed the accompanying consolidated balance sheet of FIRST COMMERCE CORPORATION (a Louisiana corporation) and subsidiaries as of September 30, 1996, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the company's management.

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

                                   /s/ ARTHUR ANDERSEN LLP
                                   ARTHUR ANDERSEN LLP

New Orleans, Louisiana
October 21, 1996

                           FIRST COMMERCE CORPORATION AND SUBSIDIARIES
                                 SELECTED FINANCIAL DATA

(dollars in thousands except per share data)                      1996                         1995
====================================================================================================================
                                                          Third       Second      First       Fourth      Third
                                                         Quarter     Quarter     Quarter     Quarter     Quarter
____________________________________________________________________________________________________________________
AVERAGE BALANCE SHEET DATA
  Total assets                                          $8,526,062  $8,284,388  $8,442,698  $8,367,588  $8,264,744
  Earning assets                                         7,857,391   7,576,406   7,699,873   7,677,557   7,569,424
  Loans and leases                                       5,612,251   5,277,895   5,170,534   4,935,576   4,651,921
  Securities                                             2,201,775   2,197,283   2,457,394   2,689,239   2,854,503
  Deposits                                               6,792,549   6,917,697   6,889,954   6,741,690   6,737,925
  Long-term debt                                            85,912      85,980      87,028      88,950      90,095
  Stockholders' equity                                     709,896     738,940     740,091     726,349     717,016
____________________________________________________________________________________________________________________
INCOME STATEMENT DATA
  Total interest income                                   $162,338    $154,050    $155,074    $154,671    $154,110
  Net interest income                                       93,617      90,968      88,925      86,086      87,039
  Net interest income (FTE)                                 95,051      92,289      90,384      87,596      88,442
  Provision for loan losses                                 12,525       7,465       3,825      19,808       4,659
  Other income (exclusive of securities transactions)       43,578      42,501      40,800      38,674      40,522
  Securities transactions                                   (1,370)        (84)      1,207       1,868           5
  Operating expense                                         83,614      78,144      79,786      95,635      81,043
  Operating income                                          27,422      31,722      30,748       5,703      27,367
  Net income                                                26,531      31,667      31,533       6,917      27,371
____________________________________________________________________________________________________________________
KEY RATIOS
  Return on average assets                                    1.24%       1.54%       1.50%       0.33%       1.31%
  Return on average total equity                             14.87%      17.24%      17.14%       3.78%      15.14%
  Return on average common equity                            15.31%      17.79%      17.82%       3.48%      15.86%
  Operating return on average assets                          1.28%       1.54%       1.46%       0.27%       1.31%
  Operating return on average total equity                   15.37%      17.27%      16.71%       3.12%      15.14%
  Operating return on average common equity                  15.84%      17.82%      17.37%       2.76%      15.86%
  Net interest margin                                         4.82%       4.89%       4.71%       4.54%       4.65%
  Efficiency ratio                                           60.31%      57.97%      60.82%      75.74%      62.84%
  Overhead ratio                                              2.03%       1.89%       2.04%       2.94%       2.12%
  Average loans to deposits ratio                            82.62%      76.30%      75.04%      73.21%      69.04%
  Allowance for loan losses to loans and leases               1.36%       1.39%       1.46%       1.48%       1.55%
  Nonperforming assets to loans and leases
    plus foreclosed assets                                     .57%        .61%       1.09%       1.17%        .87%
  Equity ratio                                                8.03%       8.80%       8.94%       8.59%       8.66%
  Leverage ratio                                              7.90%       8.65%       8.33%       8.16%       8.33%
____________________________________________________________________________________________________________________
EARNINGS PER COMMON SHARE
   Net income-primary                                        $ .68       $ .79       $ .79       $ .15       $ .69
   Net income-fully diluted                                  $ .66       $ .76       $ .75       $ .15       $ .66
   Operating income-primary                                  $ .71       $ .79       $ .77       $ .12       $ .69
   Operating income-fully diluted                            $ .67       $ .76       $ .74       $ .12       $ .66
   Average primary shares (in thousands)                    38,074      39,114      38,899      38,017      37,904
   Average fully diluted shares (in thousands)              42,895      43,972      44,008      38,017      43,812

COMMON STOCK DIVIDENDS
   Cash dividends                                            $ .35       $ .35       $ .35       $ .35       $ .30
   Dividend payout ratio                                     51.47%      44.30%      44.30%     233.33%      43.48%

BOOK VALUES (end of period)
   Book value                                               $17.96      $18.11      $18.02      $17.86      $17.66
   Tangible book value                                      $17.46      $17.61      $17.51      $17.32      $17.11

COMMON STOCK DATA
   High stock price                                         $36.63      $36.00      $34.25      $33.75      $34.50
   Low stock price                                          $33.25      $32.25      $30.25      $30.63      $29.25
   Closing stock price                                      $34.88      $35.38      $33.00      $32.00      $31.50
   Trading volume                                        9,117,644   5,498,461   5,051,242   5,046,101   6,815,541
   Number of stockholders (end of period)                    9,267       9,257       9,286       9,951       9,100

NUMBER OF EMPLOYEES (end of period)                          3,997       4,053       4,080       4,211       4,198
===================================================================================================================

THIRD QUARTER IN REVIEW

     First Commerce Corporation's (FCC's) net income for the third quarter of 1996 was $26.5 million, compared to $27.4 million in 1995's third quarter. Fully diluted earnings per share was $.66 for both periods. 1996's third quarter results include a $5.3 million expense, or $.08 per fully diluted share after tax, related to the estimated assessment for the recapitalization of the Savings Association Insurance Fund (SAIF). FCC has approximately $1.0 billion of deposits acquired from thrifts, known as Oakar deposits, on which the assessment will be based. Several additional items impacted the third quarter's results:
- Net interest income (FTE) was up 7% from last year's third quarter, mainly on the strength of loan growth.

- The provision for loan losses was $12.5 million in the third quarter, compared to $4.7 million last year. Net charge-offs were .61% of average loans in 1996's third quarter, compared to .26% last year.

- Other income, excluding securities transactions and a nonrecurring gain in 1995's third quarter, was 16% higher than the third quarter of last year.

-  Operating expense,  excluding  nonrecurring  charges, was
   unchanged   from  1995's  level.   The  efficiency  ratio
   declined to 56.51% in the third quarter.

     A more detailed review of FCC's financial condition and earnings for the third quarter of 1996 follows. This review should be read in conjunction with the consolidated financial statements of First Commerce Corporation and Subsidiaries included in this report, and the Financial Review in the 1995 Annual Report.

EARNINGS ANALYSIS

Net Interest Income
     Net interest income (FTE) for the third quarter was $95.1 million, 7% higher than last year's third quarter. The net interest margin was 4.82% this quarter, 17 basis points higher than the third quarter of 1995. 1996's improved net interest income and net interest margin were primarily the result of a 21% increase in average loans. Loans rose as a percent of average earning assets to 71%, compared to 61% in the third quarter of 1995. Loan growth was primarily funded by a reduction in securities. Average securities were 28% of earning assets in the current quarter, compared to 38% last year.
     For the nine months, net interest income (FTE) was $277.7 million, a 6% increase from the same period in 1995. The net interest margin was 4.81% for the first nine months of 1996, compared to 4.73% last year. These improvements reflect a 21% increase in average loans. Average loans increased as a percent of earning assets from 60% to 69%.
     Table 1 presents average balance sheets, net interest income (FTE) and interest rates for the third quarters of 1996 and 1995, and the nine months ended September 30, 1996 and 1995. Table 2 analyzes the components of changes in net interest income between these same periods.

Provision for Loan Losses
     The provision for loan losses was $12.5 million in the third quarter of 1996, compared to $4.7 million in 1995's third quarter. For the nine-month periods, the provision was $23.8 million in 1996, compared to $10.8 million last year. The increase in the provision is principally related to higher net charge-offs, while loan growth also contributed.
     For a discussion of the allowance for loan losses, net charge-offs and nonperforming assets, see the Credit Risk Management section of this Financial Review.

Other Income
     Other income, excluding securities transactions, was $43.6 million in the third quarter, compared to $40.5 million in the same quarter of 1995. In 1995's third quarter, other income included a $3.1 million gain from the divestiture of two branches of an acquired institution. Excluding securities transactions and the gain from divestiture, other income rose 16% over the third quarter of 1995. Virtually all categories increased, reflecting higher volumes of transactions and accounts. The most significant growth was in credit card income, up $3.6 million, or 41%. Additional increases were experienced in trust fees ($989,000, or 23%) and broker/dealer revenues ($590,000, or 28%).
     For the nine-month period, other income, excluding securities transactions, was $126.9 million, 13% higher than in 1995. Improvements were experienced in almost all categories. Higher credit card ($8.5 million, or 34%),
trust  ($2.6  million,  or  20%)  and  broker/dealer   ($1.7
million,  or  27%)  income  were  mainly  due  to  increased business volumes.
     Securities transactions resulted in pretax net losses of $1.4 million in the third quarter of 1996, compared to minimal net gains in the same period of 1995. Pretax net losses of $247,000 and $13.3 million were recorded in the nine months ended September 30, 1996 and 1995, respectively. The loss recorded in 1995 was related to FCC's securities portfolio restructuring.

Operating Expense
     Operating expense was $83.6 million in the third quarter of 1996, compared to $81.0 million in last year's third quarter. In 1996's third quarter, operating expense included a $5.3 million expense related to the estimated assessment by the FDIC for the recapitalization of the SAIF. Operating expense for 1995's third quarter included $3.7 million in merger-related charges. Excluding nonrecurring charges from both periods, operating expense in the third quarter of 1996 was materially unchanged from 1995's third quarter. Personnel costs rose 4%, reflecting higher incentive expenses, partially offset by a 5% reduction in the number of employees. Lower professional fees, due to declines in legal and strategic initiative expenses, also offset this increase.
     For the nine months ended September 30, 1996, operating expense was $241.5 million, virtually unchanged from 1995's level. 1996's operating expense was impacted by the above-mentioned $5.3 million one-time SAIF assessment, while 1995 includes $8.1 million in merger-related and process innovation charges. Excluding these items, operating expense was up 1% from last year, mainly due to higher personnel costs. The increase in personnel costs primarily reflected higher incentive expenses. Lower FDIC insurance expense (after adjusting for the SAIF assessment) and professional fees partially offset the increase.

FINANCIAL CONDITION ANALYSIS

Loans
     Loans were $5.8 billion at the end of the third quarter, up 21% from September 30, 1995 and 14% higher than year-end 1995. Average loans for the third quarter of 1996 were $5.6 billion, 21% higher than last year's same period. There were increases in all categories, with the most significant in indirect automobile, credit card and commercial real estate loans.

Securities
     At September 30, 1996, securities were $2.2 billion, compared to $2.6 billion at December 31, 1995. For both periods, all securities were classified as available for sale. Unrealized gains, net of taxes, increased stockholders' equity $14.2 million at September 30, 1996, compared to $33.6 million at year-end. The fluctuation in market values was mainly driven by changes in market interest rates.
     During the third quarter, securities averaged $2.2 billion, 23% lower than the third quarter of 1995. Proceeds from maturing securities were used to fund loan growth.

Money Market Investments
     Money market investments were $44 million at September 30, 1996. Average money market investments for the third quarter were $43 million, compared to $63 million in last year's third quarter. Money market investments were allowed to decline to fund loan growth.

Deposits
     At September 30, 1996, deposits were $6.8 billion, compared to $7.0 billion at year-end. Average deposits for the third quarter were $6.8 billion, 1% over 1995's third quarter but down 2% from the second quarter of 1996. The most significant growth from 1995's third quarter was in money market investment deposits. Lower public funds deposits was the main cause of the decline from last quarter.

Short-Term Borrowings
     As of September 30, 1996, short-term borrowings were $996 million and averaged $805 million for the quarter. Average short-term borrowings were $615 million in last year's third quarter. As a percent of average earning assets, short-term borrowings were 10% in the current quarter, compared to 8% in 1995's third quarter. Funding of loan growth was the main cause of the increase.


Interest Rate Contracts
     The total notional amount of FCC's interest rate contracts at September 30, 1996 was $850 million, unchanged from June 30, 1996. Table 3 summarizes FCC's interest rate contracts at the end of the third quarter.
     During the third quarter, a $100 million interest rate cap, which hedged the cost of short-term borrowings, matured. Additionally, FCC purchased a $100 million interest rate swap to hedge against interest rate fluctuations on U.S. Treasury securities. This swap becomes effective in March 1997 and has a five-year maturity.
     Interest rate contracts increased interest expense $450,000 this quarter and $1.7 million for the nine-month period. At September 30, 1996, the estimated fair value of FCC's interest rate contracts was $1.9 million, of which $1.5 million was the value of the new swap.

Capital and Dividends
     Stockholders' equity was 8.03% of total assets at September 30, 1996, compared to 8.59% at December 31, 1995. The decline reflects FCC's repurchase of its common stock in anticipation of conversions of its preferred stock. Table 4 presents FCC's risk-based and other capital ratios as of September 30, 1996 and December 31, 1995. All ratios remain well above regulatory minimums. Under present regulations, all six of FCC's banks are classified as "well-capitalized."
     In May 1996, FCC announced its intent to repurchase up to 1.8 million shares of its common stock in anticipation of conversions of its 7.25% convertible preferred stock. FCC called the preferred stock on October 21, 1996 for redemption on January 2, 1997, but expects most preferred shareholders to convert to common stock before year-end. At the end of the third quarter, 1.7 million shares had been repurchased. As of October 10, 1996, all 1.8 million shares had been repurchased.
     At September 30, 1996, the Parent Company had net working capital of $7 million, compared to $77 million at December 31, 1995. Additionally, the Parent Company could receive dividends from the banks without prior regulatory approval of $79 million, plus an amount equal to the banks' adjusted net profits for the remainder of the year. The decline in net working capital from year-end was the result of FCC's share repurchases. FCC expects to collect special dividends from its banks in the fourth quarter to replenish its net working capital.

Credit Risk Management
Nonperforming Assets
     Nonperforming assets as of September 30, 1996 were $34 million, compared to $60 million at December 31, 1995. The decline was the result of the sale of a riverboat casino securing a nonaccrual loan and the payoff of a large nonaccrual loan secured by real estate during the second quarter of 1996. Nonperforming assets were .57% of loans and foreclosed assets at September 30, 1996, compared to 1.17% at December 31, 1995. At September 30, 1996, 38% of
nonperforming loans were contractually current or no more than 30 days past due, compared to 58% at year-end. The change was primarily caused by a $10 million loan which moved from contractually current to 30-59 days past due in the second quarter.
     Accruing loans past due 90 days or more were $24 million at quarter-end, or .41% of loans, compared to $21 million, or .40%, at December 31, 1995. Watch list loans and foreclosed assets were $149 million at September 30, 1996, compared to $190 million at the end of 1995. The decline was mainly caused by the drop in nonaccrual loans discussed above.
     Table 5 presents information on nonperforming assets, detailed by type, as of September 30, 1996 and December 31, 1995.

Allowance for Loan Losses
     At September 30, 1996, the allowance for loan losses was $79 million, or 279% of nonperforming loans, compared to $76 million, or 142% of nonperforming loans, at year-end
1995.   The  allowance  was 1.36% of loans at the end of the
third quarter, compared to 1.48% at December 31, 1995. Management believes that the allowance is adequate to cover losses inherent in the loan portfolio.
     Net charge-offs were $8.5 million in the third quarter of 1996, compared to $3.0 million in last year's third
quarter.   For  the nine-month periods, net charge-offs were
$20.4 million in  1996  and  $8.3  million  in  1995.   As a
percent of average loans, net charge-offs were .61% in the current quarter and .51% for the first nine months of 1996. These percentages compare to .26% and .25% for 1995's third quarter and first nine months, respectively. Increasing net charge-offs of credit card and individual loans were the main causes of FCC's higher level of net charge-offs.
     Credit card net charge-offs rose to 3.20% in the third quarter from 3.08% in the second quarter and 2.37% in 1995's third quarter. FCC is experiencing an increase in charge-offs resulting from personal bankruptcies, as are credit card issuers nationwide; however, the net charge-off ratio remains well below national averages. During 1996, growth in FCC's credit card loans has come primarily from its contract with the military; these loans have experienced net charge-offs of approximately 2%. Net charge-offs of loans to individuals were .76% in the third quarter, compared to
 .51% in the second quarter  and .33% in the third quarter of
1995.   In  the third quarter,  commercial  loan  recoveries
continued to exceed charge-offs. Dependent primarily upon economic conditions, changes in the level of total loans and the mix of the loan portfolio, FCC's net charge-offs may continue to grow in future periods; this growth could result in a rising provision for loan losses.
     Table 6 presents the activity in the allowance for loan losses for the third quarters and first nine months of 1996 and 1995.

TABLE 1.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE) (a) AND INTEREST RATES
===========================================================================================================================
                                                            Third Quarter 1996                Third Quarter 1995
___________________________________________________________________________________________________________________________
                                                          Average                           Average
        (dollars in thousands)                            Balance     Interest    Rate      Balance    Interest     Rate
___________________________________________________________________________________________________________________________
        ASSETS
          EARNING ASSETS
           Loans and leases                              $5,612,251    $125,849     8.93%  $4,651,921   $106,989    9.13%
           Securities
             Taxable                                      2,114,504      35,177     6.63    2,761,380     45,288    6.53
             Tax-exempt                                      87,271       2,223    10.19       93,123      2,334   10.03
___________________________________________________________________________________________________________________________
               Total securities                           2,201,775      37,400     6.77    2,854,503     47,622    6.64
___________________________________________________________________________________________________________________________
               Money market investments                      43,365         523     4.80       63,000        902    5.68
___________________________________________________________________________________________________________________________
               Total earning assets                       7,857,391    $163,772     8.30%   7,569,424   $155,513    8.17%
___________________________________________________________________________________________________________________________
          NONEARNING ASSETS
           Other assets(b)                                  746,883                           769,512
           Allowance for loan losses                        (78,212)                          (74,192)
___________________________________________________________________________________________________________________________
               Total assets                              $8,526,062                        $8,264,744
===========================================================================================================================
        LIABILITIES AND STOCKHOLDERS' EQUITY
          INTEREST-BEARING LIABILITIES
           Interest-bearing deposits
             NOW account deposits                        $1,056,095      $5,003     1.88%    $996,801     $4,616    1.84%
             Money market investment deposits               864,976       6,560     3.02      744,265      5,680    3.03
             Savings and other consumer time deposits     2,778,321      33,148     4.75    2,814,545     33,975    4.79
             Time deposits $100,000 and over                765,098      10,386     5.40      762,484     10,829    5.63
___________________________________________________________________________________________________________________________
               Total interest-bearing deposits            5,464,490      55,097     4.01    5,318,095     55,100    4.11
___________________________________________________________________________________________________________________________
           Short-term borrowings                            805,347      10,937     5.40      615,468      9,145    5.89
           Long-term debt                                    85,912       2,687    12.44       90,095      2,826   12.44
___________________________________________________________________________________________________________________________
               Total interest-bearing liabilities         6,355,749     $68,721     4.30%   6,023,658    $67,071    4.42%
___________________________________________________________________________________________________________________________
          NONINTEREST-BEARING LIABILITIES
            AND STOCKHOLDERS' EQUITY
           Noninterest-bearing deposits                   1,328,059                         1,419,830
           Other liabilities                                132,358                           104,240
           Stockholders' equity                             709,896                           717,016
===========================================================================================================================
               Total liabilities and stockholders'
                  equity                                 $8,526,062                        $8,264,744
===========================================================================================================================
               Net interest income (FTE) and margin                     $95,051     4.82%                $88,442    4.65%
===========================================================================================================================
               Net earning assets and spread             $1,501,642                 4.00%  $1,545,766               3.75%
===========================================================================================================================
               Cost of funds                                                        3.48%                           3.51%
===========================================================================================================================
        (a)  Fully taxable equivalent based on a 35% tax rate.
        (b) Includes fair value adjustment on securities available for sale.

TABLE 1.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE) (a) AND INTEREST RATES (continued)
===========================================================================================================================
                                                   Nine Months Ended                        Nine Months Ended
                                                  September 30, 1996                       September 30, 1995
___________________________________________________________________________________________________________________________
                                                     Average                                 Average
(dollars in thousands)                               Balance     Interest      Rate          Balance    Interest     Rate
____________________________________________________________________________________________________________________________
ASSETS
  EARNING ASSETS
   Loans and leases                                 $5,354,500    $358,159        8.93%     $4,410,274  $302,332        9.16%
   Securities
     Taxable                                         2,196,620     108,065        6.57       2,779,576   133,774        6.43
     Tax-exempt                                         88,558       6,720       10.12         100,456     7,739       10.27
____________________________________________________________________________________________________________________________
       Total securities                              2,285,178     114,785        6.70       2,880,032   141,513        6.56
____________________________________________________________________________________________________________________________
       Money market investments                         72,074       2,732        5.06         101,812     4,441        5.83
____________________________________________________________________________________________________________________________
       Total earning assets                          7,711,752    $475,676        8.24%      7,392,118  $448,286        8.10%
____________________________________________________________________________________________________________________________
  NONEARNING ASSETS
   Other assets (b)                                    782,774                                 746,018
   Allowance for loan losses                           (76,417)                                (73,236)
____________________________________________________________________________________________________________________________
       Total assets                                 $8,418,109                              $8,064,900
=============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  INTEREST-BEARING LIABILITIES
   Interest-bearing deposits
     NOW account deposits                           $1,096,272     $15,738        1.92%     $1,032,400   $14,747        1.91%
     Money market investment deposits                  848,095      18,938        2.98         700,996    13,389        2.56
     Savings and other consumer time deposits        2,795,005      99,194        4.74       2,807,615    97,263        4.63
     Time deposits $100,000 and over                   776,292      31,269        5.38         725,948    29,893        5.51
____________________________________________________________________________________________________________________________
       Total interest-bearing deposits               5,515,664     165,139        4.00       5,266,959   155,292        3.94
____________________________________________________________________________________________________________________________
   Short-term borrowings                               609,904      24,799        5.43         513,395    22,881        5.96
   Long-term debt                                       86,305       8,014       12.40          90,005     8,392       12.47
____________________________________________________________________________________________________________________________
       Total interest-bearing liabilities            6,211,873    $197,952        4.26%      5,870,359  $186,565        4.25%
____________________________________________________________________________________________________________________________
 NONINTEREST-BEARING LIABILITIES
  AND STOCKHOLDERS' EQUITY
   Noninterest-bearing deposits                      1,350,799                               1,423,107
   Other liabilities                                   125,868                                  96,982
   Stockholders' equity                                729,569                                 674,452
____________________________________________________________________________________________________________________________
       Total liabilities and stockholders' equity   $8,418,109                              $8,064,900
============================================================================================================================
       Net interest income (FTE) and margin                       $277,724        4.81%                 $261,721        4.73%
=============================================================================================================================
       Net earning assets and spread                $1,499,879                    3.98%     $1,521,759                  3.85%
=============================================================================================================================
       Cost of funds                                                              3.43%                                 3.37%
==============================================================================================================================
   (a) Fully taxable equivalent based on a 35% tax rate.
   (b) Includes fair value adjustment on securities available for sale.


        TABLE 2. SUMMARY OF CHANGES IN NET INTEREST INCOME (FTE) (a)
================================================================================================================================
                                                                                  Nine Months Ended September 30, 1996
                                              Third Quarter 1996                      Compared to Nine Months Ended
                                            Compared to Third Quarter 1995                September 30, 1995
________________________________________________________________________________________________________________________________
                                                Total     Due to      Due to             Total         Due to        Due to
                                              Increase   Change in  Change in           Increase     Change in     Change in
   (dollars in thousands)                    (Decrease)   Volume        Rate           (Decrease)      Volume         Rate
________________________________________________________________________________________________________________________________
   INTEREST INCOME (FTE)
      Loans and leases                           $18,860    $21,594    ($2,734)            $55,827       $63,318       ($7,491)
       Securities
        Taxable                                  (10,111)   (10,753)       642             (25,709)      (28,619)        2,910
        Tax-exempt                                  (111)      (149)        38              (1,019)         (904)         (115)
________________________________________________________________________________________________________________________________
          Total securities                       (10,222)   (10,902)       680             (26,728)      (29,523)        2,795
________________________________________________________________________________________________________________________________
          Money market investments                  (379)      (338)       (41)             (1,709)       (1,332)         (377)
________________________________________________________________________________________________________________________________
          Total interest income (FTE)             $8,259    $10,354    ($2,095)            $27,390       $32,463       ($5,073)
================================================================================================================================
   INTEREST EXPENSE
      Interest-bearing deposits
        NOW account deposits                        $387       $279       $108                $991          $917           $74
        Money market investment deposits             880        916        (36)              5,549         3,073         2,476
        Savings and other consumer time deposits    (827)      (435)      (392)              1,931          (439)        2,370
        Time deposits $100,000 and over             (443)        37       (480)              1,376         2,039          (663)
________________________________________________________________________________________________________________________________
          Total interest-bearing deposits             (3)       797       (800)              9,847         5,590         4,257
________________________________________________________________________________________________________________________________
      Short-term borrowings                        1,792      2,632       (840)              1,918         4,044        (2,126)
      Long-term debt                                (139)      (131)        (8)               (378)         (344)          (34)
________________________________________________________________________________________________________________________________
          Total interest expense                  $1,650     $3,298    ($1,648)            $11,387        $9,290        $2,097
________________________________________________________________________________________________________________________________
          Change in net interest income (FTE)     $6,609     $7,056      ($447)            $16,003       $23,173       ($7,170)
=================================================================================================================================
            (a) Fully taxable equivalent based on a 35% tax rate.

        TABLE 3.  INTEREST RATE CONTRACTS
===============================================================================================================================
                                                                  Weighted Average Rate
                                                                 _____________________
                                                                  Receive           Floating
                                          Notional   Maturity      Fixed    Strike    Rate      Reset         Underlying
(dollars in thousands)                     Amount      Date         Rate     Rate    Index    Frequency    Asset/Liability
_______________________________________________________________________________________________________________________________
Interest rate swap (a)                    $100,000   March 2002     7.18%     -   %   LIBOR    Quarterly    U. S. Treasuries
Interest rate floors (b)                   500,000   December 1998     -     4.65     LIBOR    Quarterly    Transaction deposits
Interest rate cap                          200,000   November 1996     -     7.95     LIBOR    Quarterly    Short-term borrowing
Interest rate cap                           50,000   November 1996     -     8.00     LIBOR   Semi-annually Short-term borrowing
________________________________________________________________________________________________________________________________
Total at September  30, 1996              $850,000                  7.18%    5.75%
================================================================================================================================
        (a) This contract will become effective in March 1997.
        (b) These contracts will become effective in December 1996.

TABLE 4. RISK-BASED CAPITAL AND CAPITAL RATIOS
==================================================================================================
                                                                September 30       December 31
(dollars in thousands)                                             1996                1995
__________________________________________________________________________________________________
Tier 1 capital                                                   $671,662            $679,003
Tier 2 capital                                                    138,538             149,769
__________________________________________________________________________________________________
    Total capital                                                $810,200            $828,772
==================================================================================================
Risk-weighted assets                                           $5,927,715          $5,343,946
==================================================================================================
Ratios at end of period
  Tier 1 capital                                                    11.33%              12.71%
  Total capital                                                     13.67%              15.51%
  Equity ratio                                                       8.03%               8.59%
  Tangible equity ratio                                              7.83%               8.37%
  Leverage ratio                                                     7.90%               8.16%
==================================================================================================

TABLE 5. NONPERFORMING ASSETS
==========================================================================================
                                                            September 30     December 31
(dollars in thousands)                                             1996         1995
__________________________________________________________________________________________
Nonaccrual loans by type
    Loans to individuals-residential mortgages                   $7,428         $6,897
    Loans to individuals-other                                      374            335
    Commercial, financial and agricultural                       12,667         27,610
    Real estate-commercial mortgages                              7,462         15,455
    Real estate-construction and other                              482          3,064
    Other                                                            14              -
__________________________________________________________________________________________
    Total nonaccrual loans                                       28,427         53,361
__________________________________________________________________________________________
Total foreclosed assets                                           5,114          6,470
__________________________________________________________________________________________
       Total nonperforming assets                               $33,541        $59,831
==========================================================================================
Loans past due 90 days or more and not on nonaccrual status     $24,193        $20,668
==========================================================================================
End of period ratios
  Nonperforming assets as a percent of loans and leases
       plus foreclosed assets                                       .57%          1.17%
  Allowance for loan losses as a percent of nonperforming loans  232.46%        142.14%
  Loans and leases past due 90 days or more and not on
       nonaccrual status as a percent of loans and leases           .41%           .40%
==========================================================================================

TABLE 6. SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE
=====================================================================================================================
                                                                         Three Months Ended      Nine Months Ended
                                                                           September 30            September 30
=====================================================================================================================
(dollars in thousands)                                                    1996        1995        1996        1995
=====================================================================================================================
Balance at beginning of period                                         $75,332     $73,057     $75,845     $71,052
Allowance acquired in bank purchase                                          -           -           -       1,142
Provision charged to expense                                            12,525       4,659      23,815      10,792
Loans and leases charged to the allowance
    Loans to individuals-residential mortgages                             234          50         286         178
    Loans to individuals-other                                           4,798       1,785      11,345       4,560
    Commercial, financial and agricultural                                 373         248         654         886
    Real estate-commercial mortgages                                        37         100          38         295
    Real estate-construction and other                                       -           9           -           9
    Credit card loans                                                    6,545       3,951      17,400      11,095
______________________________________________________________________________________________________________________
      Total charge-offs                                                 11,987       6,143      29,723      17,023
______________________________________________________________________________________________________________________
Recoveries on loans and leases previously charged to the allowance
    Loans to individuals-residential mortgages                             178         218         326         668
    Loans to individuals-other                                           1,376         675       3,451       1,930
    Commercial, financial and agricultural                                 669       1,185       2,143       2,663
    Real estate-commercial mortgages                                       243          50         520         481
    Real estate-construction and other                                      29         105         191         453
    Credit card loans                                                      925         876       2,720       2,509
    Other                                                                   20           5          22          20
______________________________________________________________________________________________________________________
      Total recoveries                                                   3,440       3,114       9,373       8,724
______________________________________________________________________________________________________________________
        Net charge-offs                                                  8,547       3,029      20,350       8,299
______________________________________________________________________________________________________________________
Balance at end of period                                               $79,310     $74,687     $79,310     $74,687
======================================================================================================================
Gross annualized charge-offs as a percent of average loans and leases      .85%        .53%        .74%        .51%
Recoveries as a percent of gross charge-offs                             28.70%      50.69%      31.53%      51.25%
Net annualized charge-offs as a percent of average loans and leases        .61%        .26%        .51%        .25%
Allowance for loan losses as a percent of loans and leases at
   end of period                                                          1.36%       1.55%       1.36%       1.55%
======================================================================================================================

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

         10.1 - Form of Employment Agreement between FCC and Messrs. Arnof, Brooks, Flick, Gaines, Ryan, Thompson, Wilson and Ms. Lee included as Exhibit 10.1 to FCC's Annual Report on Form 10-K for the year ended December 31,1995, and incorporated herein by reference.

         10.2 - Amended and Restated FCC Supplemental Tax-Deferred Savings Plan included as Exhibit
                  10.1 to FCC's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

         10.3 -   FCC Amended and Restated Retirement Benefit
                  Restoration  Plan.

         10.4 -   FCC  Amended  and   Restated   1992  Stock
                  Incentive Plan, Form of Nonqualified Stock
                  Option  Agreement  and  Form of Restricted
                  Stock Agreement.

           11 -   Statement Re: Computation of Earnings  Per
                    Share

           15 -   Letter    regarding    unaudited   interim
                  financial information

           27 -   Financial Data Schedule

        (b)  Reports on Form 8-K.

                  A report on Form 8-K dated  September  20,
                  1996  was  filed  by  the registrant under
                  Item 5, Other Events.   The  document  was
                  filed to disclose FCC's issuance of a press release dated September 16, 1996, announcing FCC's earnings estimate for the Third Quarter of 1996.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              First Commerce Corporation
                              (Registrant)



Date: November  13, 1996        /s/ Thomas L. Callicutt, Jr.
                              _________________________________
                              Thomas L. Callicutt, Jr.
                              Executive    Vice   President,
                              Controller and
                              Principal Accounting Officer