Form 10-K
period 1996-12-31
FIRST COMMERCE CORP /LA/
filed 1997-03-26
CIK 36204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------
                                   FORM 10-K

  [X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange
      Act of 1934

                  For the fiscal year ended December 31, 1996

                                ----------------

    [ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                                ----------------

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

       Registrant's telephone number, including area code: (504) 623-1371

                                ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              Title of each class:

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

                                Yes  X        No
                                   -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                ----------------

   State the aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 18, 1997.
                         Approximately $1,519,887,010*

                                ----------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock: $5.00 par value; 38,899,927 shares outstanding as of March 3, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                Part of Form 10-K
     Documents Incorporated                  into which Incorporated
     ----------------------                  -----------------------

Annual Report to Stockholders for                Parts II and IV
the year ended December 31, 1996.

Definitive Proxy Statement                          Part III
-------------------------------------------------------------------------------
*For the purposes of this computation, shares beneficially owned by directors and executive officers have been excluded.

                           FIRST COMMERCE CORPORATION
                          1996 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                    PART I.
                                                                           Page
                                                                           ----
Item 1.         Description of Business                                     3
Item 2.         Properties                                                  6
Item 3.         Legal Proceedings                                           6
Item 4.         Submission of Matters to a Vote of Security Holders         7



                                    PART II.


Item 5.         Market for the Registrant's Common Stock and Related
                        Stockholder Matters                                 7
Item 6.         Selected Financial Data                                     7
Item 7.         Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       7
Item 8.         Financial Statements and Supplementary Data                 7
Item 9.         Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure                 7



                                   PART III.


Item 10.        Directors and Executive Officers of the Registrant          7
Item 11.        Executive Compensation                                      8
Item 12.        Security Ownership of Certain Beneficial Owners
                        and Management                                      8
Item 13.        Certain Relationships and Related Transactions              8



                                    PART IV.

Item 14.        Exhibits, Financial Statement Schedules and Reports
                        on Form 8-K                                         8

                                     PART I

Item 1
Description of Business

General
         First Commerce Corporation (FCC) is a multi-bank holding company with six wholly owned bank subsidiaries ("the Banks") in Louisiana: First National Bank of Commerce in New Orleans (FNBC), City National Bank of Baton Rouge (CNB), The First National Bank of Lafayette (FNBL), Central Bank of Monroe (CB), The First National Bank of Lake Charles (FNBLC) and Rapides Bank & Trust Company in Alexandria (RBT).
         The six banks accounted for substantially all of the assets of FCC at December 31, 1996, and substantially all of the net income for 1996. The Banks offer customary services of banks of similar size and similar markets, including numerous types of interest-bearing and noninterest-bearing deposit accounts, commercial and consumer loans, trust services, correspondent banking services and safe deposit facilities. For further discussion of FCC's operations, see the Financial Review section of FCC's 1996 Annual Report, which is incorporated by reference into Item 7 of this Annual Report on Form 10-K.
         FCC has a number of non-bank subsidiaries, none of which, individually or in the aggregate with other non-bank subsidiaries, account for a significant amount of assets, revenues or earnings.

Regulation
         Like other bank holding companies in Louisiana, FCC is subject to regulation by the Louisiana Commissioner of Financial Institutions and the Federal Reserve Board. Under the terms of the Bank Holding Company Act of 1956
(Act), as amended, FCC is restricted to only banking or bank-related activities specifically allowed by the Act or the Federal Reserve Board. The Act requires FCC to file required reports with the Federal Reserve Board. Each of FCC's Banks is a member of the Federal Reserve System and is subject to regulation by the Federal Reserve Board and the FDIC. The four national bank subsidiaries are also subject to regulation and supervision by the United States Comptroller of the Currency, while the two state-chartered bank subsidiaries are subject to regulation and supervision by the Louisiana Commissioner of Financial Institutions.

Payment of Dividends
         The primary source of funds for debt service obligations and the dividends paid by FCC to its stockholders is the dividends it receives from the Banks. The payment of dividends by FCC's national banks is regulated by the United States Comptroller of the Currency. The payment of dividends by FCC's state banks is regulated by the Louisiana Commissioner of Financial Institutions and the Federal Reserve Board. Banks are required to maintain minimum capital levels to ensure capital adequacy. Prior approval must be obtained from the appropriate regulatory authorities if the payment of dividends would result in required capital falling below regulatory limits or if the payment of the proposed dividend would result in an "undercapitalized" position. Additionally, the national bank subsidiaries may not pay dividends in excess of their retained net profits (net income less dividends for the current and prior two years) without prior regulatory approval. The state bank subsidiaries may not pay dividends in excess of their retained net profits (the lesser of net income less dividends for the current year and one prior year or net income less dividends for the current year and two prior years) without prior regulatory approval. Under certain circumstances, regulatory authorities may prohibit the payment of dividends by a bank or its parent holding company. See Note 15 of Notes to Consolidated Financial Statements, which is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

Transactions with Affiliates
         Federal law prohibits FCC or its non-bank subsidiaries from borrowing from its Banks, unless the borrowings are secured by assets with market values of 100% to 130% of loan amounts, depending upon the nature of the collateral. Loans to or investments in a single covered affiliate by a subsidiary bank may not exceed 10% and loans to or investments in all covered affiliates may not exceed 20% of an individual bank's capital, as defined in applicable Federal Reserve Board regulations. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Company Support of Bank Subsidiaries
         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains a "cross-guarantee" provision which could result in any insured depository institution owned by FCC (i.e., any bank subsidiary) being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by FCC. In addition, under Federal Reserve Board policy, FCC is expected to act as a source of financial strength to each of its Banks and to commit resources to support each such bank in circumstances in which the bank might need outside support.

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

Prompt Corrective Action
         The 1991 Act and implementing regulations classify banks into five categories generally relating to their regulatory capital ratios and institutes a system of supervisory actions indexed to a particular classification. Generally, banks that are classified as "well capitalized" or "adequately capitalized" are not subject to the supervisory actions specified in the 1991 Act for prompt corrective action, but may be restricted from taking certain actions that would lower their classification. Banks classified as "undercapitalized", "significantly undercapitalized" or "critically undercapitalized" are subject to restrictions and supervisory actions of increasing stringency based on the level of classification.
         Under the present regulation, all of the Banks are "well-capitalized". While such a classification would exclude the Banks from the restrictions and actions envisioned by the prompt corrective action provisions of the 1991 Act, the regulatory agencies have broad powers under other provisions of federal law that would permit them to place restrictions or take other supervisory action regardless of such classification.

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

Interstate Banking and Branching Efficiency Act
         The Interstate Banking and Branching Efficiency Act of 1994 (Interstate
Act) (i) allows bank holding companies to acquire a bank located in any state, subject to certain limitations that may be imposed by the state, (ii) allows banks after June 1, 1997, (or earlier if permitted by state law) to merge across state lines unless the home state has enacted prior to June 1, 1997, a law opting out of interstate bank mergers, and (iii) permits banks to establish branches outside their state of domicile if expressly permitted by the law of the state in which the branch is to be located. In 1995, the Louisiana Legislature enacted legislation permitting an out-of-state bank holding company to convert its Louisiana banks, as defined, into branches of the holding company's out-of-state banks, effective June 1, 1997. Prior thereto an out-of-state holding company is permitted only with certain limitations to acquire Louisiana banks as separate entities. Registrant is unable to predict at this time the effect of the Interstate Act and the Louisiana legislation on competition.

Annual Insurance Assessment
         FCC's Banks are subject to deposit insurance assessments by the FDIC. Effective January 1, 1996, the rate paid by the Banks for deposit insurance to the Bank Insurance Fund (BIF) was reduced to zero. Premiums related to FCC's Savings Association Insurance Fund (SAIF) insured deposits, however, continued to be assessed at the rate of 23 cents per $100 of deposits. On September 30, 1996, the Deposit Insurance Fund Act (DIFA) was enacted. Among other things, DIFA provided for a special one-time assessment of SAIF-insured deposits to recapitalize the SAIF. Under DIFA, the Banks were allowed to move 20% of their SAIF deposits to the BIF without penalty and were required to pay a one-time assessment at the rate of 65.7 cents per $100 of deposits on the remaining 80% of SAIF deposits. The Banks SAIF-insured deposits now incur the same insurance premium charge as BIF deposits. Beginning in 1997, all insured institutions will be assessed the interest cost of the Financing Corporation bonds which were issued to provide funds for the resolution of failed thrift institutions. The assessment rate for BIF deposits is 1.3 cents per $100 of deposits, while the rate for SAIF deposits is 6.48 cents per $100 of deposits. At December 31, 1996, approximately 87% of FCC's deposits were insured by the BIF, while approximately 12% were insured by the SAIF.

Miscellaneous

         Federal and Louisiana laws provide for the enforcement of any pro rata assessment of stockholders of a bank to cover impairment of capital stock by sale, to the extent necessary, of the stock of any assessed stockholder failing to pay the assessment. FCC, as the stockholder of its Banks, is subject to these provisions.

Item 2
Properties

         FCC's executive offices are located in leased facilities in the Central Business District of New Orleans. Through its subsidiaries, FCC also owns or leases its principal banking facilities and offices in New Orleans, Baton Rouge, Lafayette, Monroe, Lake Charles and Alexandria. Of the 141 banking offices open at the end of 1996, 90 are owned and 51 are leased.
         Data processing services for FCC and each of its subsidiaries are performed in a facility in the Metropolitan New Orleans area, which is owned by a subsidiary of FCC.
         Management considers all properties owned or leased to be suitable and adequate for their intended purposes and considers the leases to be fair and reasonable. For additional information concerning premises and information concerning FCC's obligations under long-term leases, see Note 8 of Notes to Consolidated Financial Statements, which is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

Item 3
Legal Proceedings

         In the quarter ended December 31, 1995, suit was filed against FNBC, among other defendants, in the matter entitled City of New Orleans (the City) and Rivergate Development Corporation v. Harrah's Entertainment, Inc. and others, Civil District Court for the Parish of Orleans. The plaintiffs sued FNBC in its capacity as Trustee under the $435 million Trust Indenture related to bonds issued to finance construction of a land-based casino in New Orleans, claiming that FNBC breached an "implied duty of good faith" to the City as an additional beneficiary under the Notes Completion Guarantee, a security instrument executed in connection with the Trust Indenture. Plaintiffs seek the joint and several liability of all named defendants to complete construction of the land-based casino, at an estimated cost of $190 million. On January 23, 1996, Harrah's Entertainment, Inc. and its related defendants, with the consent of FNBC, removed the suit from the state to the federal bankruptcy court in New Orleans. The bankruptcy court will consider motions to dismiss FNBC after the bankruptcy proceedings have concluded. A hearing to consider confirmation of a Third Amended Plan for Reorganization is scheduled for April 14, 1997. If confirmed, this Plan will conclude the bankruptcy proceedings. The Plan, as drafted, incorporates a settlement with the City that will dismiss this lawsuit. In the opinion of management, after consulting with counsel, the ultimate outcome of the litigation will not result in a material adverse effect upon FCC.
         FCC and its subsidiaries have been named as defendants in various other legal actions arising from normal business activities in which damages of various amounts are claimed. The amount, if any, of ultimate liability with respect to such matters cannot be determined. However, after consulting with legal counsel, management believes any such liability will not have a material effect on FCC's consolidated financial condition or results of operations.

Item 4

Submission of Matters to a Vote of Security Holders

         Not Applicable

                                    PART II

         Information required for Items 5 through 8 is included in First Commerce Corporation's 1996 Annual Report to stockholders filed as Exhibit 13 herewith and incorporated herein on the pages indicated below.

Item 5
Market for the Registrant's Common Stock and Related Stockholder Matters, Pages 34-36

Item 6
Selected Financial Data,  Pages 34-36

Item 7
Management's Discussion and Analysis of Financial Condition and Results of Operations, Pages 15-33

Item 8
Financial Statements and Supplementary Data, Pages 37-56

Item 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable

                                    PART III

Item 10
Directors and Executive Officers of the Registrant

Ian Arnof, 57 -- President, Chief Executive Officer and Director of FCC since 1983.

R. Jeffrey Brooks, 48 -- Executive Vice President of FCC since 1993; Director of Card Services of FCC since 1994; Director of Strategic Support of FCC from 1993 to 1994; President and Chief Operating Officer of FNBLC from 1992 to 1993; Senior Vice President and Bankcard Group Manager of FNBC from 1986 to 1992.

Thomas L. Callicutt, Jr., 49 -- Executive Vice President of FCC since 1996, Senior Vice President, Controller and Principal Accounting Officer of FCC since 1987.

Michael A. Flick, 48 -- Executive Vice President of FCC since 1985; Chief Administrative Officer of FCC since 1994; Chief Credit Policy Officer of FCC from 1985 to 1994; Chief Financial Officer of FCC from 1988 to 1992; Secretary of FCC since 1987.

Howard C. Gaines, 56 -- Executive Vice President of FCC since 1995; Chairman of the Board of Directors of FNBC since 1988; Chief Executive Officer of FNBC from 1988 to 1994.

Kimberly Y. Lee, 36 -- Executive Vice President and Chief Internal Auditor of FCC since 1994; Senior Vice President and Manager of Audit and Credit Review from 1992 to 1994. Ms. Lee served as a national bank examiner for the Office of the Comptroller of the Currency from 1982 to 1992.

Ashton J. Ryan, Jr., 49 -- Senior Executive Vice President of FCC since 1993; President of FNBC since 1991; Chief Executive Officer of FNBC since 1994; Chief Operating Officer of FNBC from 1991 to 1994.

E. Graham Thompson, 60 -- Executive Vice President and Chief Credit Policy Officer of FCC since 1994; President and Chief Executive Officer of FNBL from 1992 to 1994; Chief Executive Officer of RBT from 1992 to 1994; President and Chief Executive Officer of CNB from 1987 to 1992.

Joseph V. Wilson III, 47 -- Senior Executive Vice President of FCC since 1993; Executive Vice President of FCC from 1989 to 1992.

         The remaining information required under Item 10, and the information required by Items 11 through 13 is incorporated by reference to the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.

                                    PART IV

Item 14
Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a) 1.   Financial Statements - See Item 8.
            2.   Financial Statement Schedules - All schedules are omitted, since they are either not applicable or the required information is shown in the financial statements or notes thereto.

        3.        Exhibit 3.1      Restated Articles of Incorporation of First
                                   Commerce Corporation.

                          3.2 Amended and Restated By-laws of First Commerce Corporation included as Exhibit 3.2 to First Commerce Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

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

                          4.2 Indenture between First Commerce Corporation and Republic Bank, Dallas, N.A., Trustee, (trusteeship since transferred to The Bank of New York) including the form of 12 3/4% Convertible Debentures due 2000, Series B included as Exhibit 4.2 to First Commerce Corporation's Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference.

                          4.3 Rights Agreement between First Commerce Corporation and First Chicago Trust Company of New York as Rights Agent included as
                                    Exhibit 4.3 to First Commerce Corporation's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1995 and incorporated herein by reference.

                         10.1 Form of Employment Agreement between First Commerce Corporation and Messrs. Arnof, Brooks, Flick, Gaines, Ryan, Thompson, Wilson and Ms. Lee included as Exhibit 10.1 to First Commerce Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                         10.2 Amended and Restated First Commerce Corporation Supplemental Tax-Deferred
                                    Savings Plan included as Exhibit 10.1 to
                                    First Commerce Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

                         10.3 First Commerce Corporation Retirement Benefit Restoration Plan included as Exhibit
                                    10.3 to First Commerce Corporation's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended September 30, 1996, and
                                    incorporated herein by reference.

                         10.4 Form of Nonqualified Stock Option Agreement under the First Commerce Corporation 1992 Stock Incentive Plan and Form of Restricted Stock Agreement under the First Commerce Corporation 1992 Stock Incentive Plan included as Exhibit 10.2 to First Commerce Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

                         10.5 First Commerce Corporation Amended and Restated 1992 Stock Incentive Plan included as Exhibit 10.4 to First Commerce Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

                         10.6 First Commerce Corporation Supplemental Executive Retirement Plan

                         10.7 First Commerce Corporation Directors' Phantom Stock Plan

                         10.8 First Commerce Corporation Change in Control Severance Plan

                         11         Statement Re: Computation of Earnings Per
                                    Share

                         13 First Commerce Corporation's 1996 Annual Report to Stockholders

                         21         Subsidiaries of First Commerce Corporation

                         23         Consent of Arthur Andersen LLP

                         24         Power of Attorney

                         27         Financial Data Schedule

(b)Reports on Form 8-K
         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    First Commerce Corporation
                                    (Registrant)

                                    By   /s/ Thomas L. Callicutt, Jr.
                                    --------------------------------
                                        Thomas L. Callicutt, Jr.
                                        Executive Vice President, Controller and
                                        Principal Accounting Officer

                                    Date:  March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Signatures                                           Title
----------                                           -----
Ian Arnof                           President, Chief Executive
                                          Officer and Director

Hermann Moyse, Jr.                  Chairman of the Board

Michael A. Flick                    Executive Vice President and
                                         Chief Administrative Officer

James J. Bailey III                 Director

John W. Barton                      Director

Sydney J. Besthoff III              Director

Robert H. Bolton                    Director

Mary Ellen Chavanne                 Director

Robert C. Cudd III                  Director

Frances B. Davis                    Director

Laurance Eustis, Jr.                Director

William P. Fuller                   Director

Arthur Hollins III                  Director

Erik F. Johnsen                     Director            By       /s/ Thomas L. Callicutt, Jr.
                                                                 ----------------------------
J. Merrick Jones, Jr.               Director                         Thomas L. Callicutt, Jr.
                                                                     Attorney-in-Fact
Edwin Lupberger                     Director                         Executive Vice President,
                                                                     Controller and Principal
Hugh G. McDonald, Jr.               Director                         Accounting Officer

Saul A. Mintz                       Director

O. Miles Pollard, Jr.               Director

G. Frank Purvis, Jr.                Director

Thomas H. Scott                     Director            Date:     March 26, 1997

H. Leighton Steward                 Director

Robert A. Weigle                    Director


                                       11