Form 10-K/A
period 1996-12-31
FIRST COMMERCE CORP /LA/
filed 1997-04-30
CIK 36204

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                              FORM 10-K/A

                   AMENDMENT TO APPLICATION OR REPORT
              Filed pursuant to Section 12, 13 or 15(d) of
                  THE SECURITIES EXCHANGE ACT OF 1934


                       FIRST COMMERCE CORPORATION
           (Exact name of registrant as specified in charter)

                            AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portion of its 1996 Annual Report on Form 10-K as set forth in the pages attached hereto:

          Item 14.(a) 3 -  Exhibits

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                   First Commerce Corporation
                                   --------------------------
                                           Registrant



Date   April 30, 1997              By /s/ Thomas L. Callicutt, Jr.
       --------------              ---------------------------------------
                                   Thomas L. Callicutt, Jr.
                                   Executive  Vice President,  Controller
                                   and Principal Accounting Officer

First Commerce Corporation


Item 14.(a) 3 Exhibits

             24.2   Consent of Arthur Andersen LLP

             24.3   Consent of Arthur Andersen LLP

             28.1   Form 11-K - Annual Report of First Commerce
                    Corporation's Tax-Deferred Savings Plan

             28.2   Form 11-K - Annual Report of First Commerce
                    Corporation's Supplemental Tax-Deferred Savings Plan