Form 10-Q
period 1997-03-31
FIRST COMMERCE CORP /LA/
filed 1997-05-14
CIK 36204

-------------------------------------------------------------------------------

                                    UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


                         Commission file number 0-7931


                           FIRST COMMERCE CORPORATION
                (Exact name of registrant as specified in its charter)


          Louisiana                                 72-0701203
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


201 St. Charles Avenue, 29th Floor                      70170
     New Orleans, Louisiana                           (Zip Code)
(Address of principal executive offices)


         Registrant's telephone number, including area code:  (504) 623-1371


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X       No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.


             Class                      Outstanding as of April 30,1997
             -----                      -------------------------------
  Common  Stock, $5.00 par value                  38,987,773




                         FIRST COMMERCE CORPORATION
                             TABLE OF CONTENTS


                                                                     Page No.

Part I: Financial Information

      Item 1.    Consolidated Financial Statements

                  Consolidated Balance Sheets                           3

                  Consolidated Statements of Income                     4

                  Consolidated Statements of Cash Flows                 5

                  Notes to Consolidated Financial Statements            6

                  Report of Independent Public Accountants              9

      Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations             10


Part II:  Other Information                                            23



                            FIRST COMMERCE CORPORATION
                            CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                           March 31           December 31
                                                   1997                1996
-------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                         $398,944            $440,347
  Interest-bearing deposits in other banks              59                 134
  Securities available for sale,
    at fair value                                2,262,360           2,177,529
  Trading account securities                        34,445              13,122
  Federal funds sold and securities
    purchased under resale agreements               32,125              59,250
  Loans, net of unearned income of
    $1,731 and $2,589, respectively              6,215,904           6,217,483
        Allowance for loan losses                  (81,690)            (81,606)
-------------------------------------------------------------------------------
        Net loans                                6,134,214           6,135,877
===============================================================================
  Premises and equipment                           171,270             170,431
  Accrued interest receivable                      104,909             105,888
  Other assets                                     112,832              87,532
-------------------------------------------------------------------------------
        Total assets                            $9,251,158          $9,190,110
===============================================================================
LIABILITIES
    Noninterest-bearing deposits                $1,335,044          $1,436,038
    Interest-bearing deposits                    6,181,684           5,868,808
-------------------------------------------------------------------------------
        Total deposits                           7,516,728           7,304,846
===============================================================================
  Short-term borrowings                            392,330             944,823
  Accrued interest payable                          50,397              44,160
  Accounts payable and
    other accrued liabilities                      230,912              91,883
  Long-term debt                                   340,185              80,723
-------------------------------------------------------------------------------
        Total liabilities                        8,530,552           8,466,435
===============================================================================
STOCKHOLDERS' EQUITY
  Preferred stock;
    5,000,000 shares authorized, none issued             0                   0
  Common stock, $5 par value
    Authorized -- 100,000,000 shares
    Issued -- 39,030,321 and 39,402,926 shares,
              respectively                         195,152             197,015
  Capital surplus                                  150,021             146,390
  Retained earnings                                375,969             373,521
  Treasury stock -- 28,000 and 482,998
    common shares, respectively, at cost            (1,101)            (13,150)
  Unearned restricted stock compensation            (5,974)             (2,956)
  Net unrealized gain on securities
    available for sale                               6,539              22,855
-------------------------------------------------------------------------------
        Total stockholders' equity                 720,606             723,675
===============================================================================
        Total liabilities
          and stockholders' equity              $9,251,158          $9,190,110
===============================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.


                        FIRST COMMERCE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended
(dollars in thousands except per share data)                       March 31
===============================================================================
                                                          1997          1996
-------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                           $135,466       $114,142
  Interest and dividends on taxable securities           33,502         38,408
  Interest on tax-exempt securities                       1,510          1,601
  Interest on money market investments                      679            923
-------------------------------------------------------------------------------
    Total interest income                               171,157        155,074
===============================================================================
INTEREST EXPENSE
  Interest on deposits                                   62,503         55,113
  Interest on short-term borrowings                       7,294          8,317
  Interest on long-term debt                              5,527          2,719
-------------------------------------------------------------------------------
    Total interest expense                               75,324         66,149
===============================================================================
NET INTEREST INCOME                                      95,833         88,925
PROVISION FOR LOAN LOSSES                                13,225          3,825
-------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              82,608         85,100
===============================================================================
OTHER INCOME
  Deposit fees and service charges                       14,038         14,419
  Credit card fee income                                 12,561          9,938
  Trust fee income                                        5,421          4,578
  Broker/dealer revenue                                   2,778          2,565
  ATM fee income                                          2,603          2,391
  Other operating revenue                                 6,144          6,909
  Securities transactions                                    23          1,207
-------------------------------------------------------------------------------
    Total other income                                   43,568         42,007
===============================================================================
OPERATING EXPENSE
  Salary expense                                         39,135         36,017
  Employee benefits                                       7,471          8,079
-------------------------------------------------------------------------------
    Total personnel expense                              46,606         44,096
  Equipment expense                                       7,134          6,788
  Net occupancy expense                                   5,141          5,623
  Communications and delivery expense                     5,044          4,970
  Advertising expense                                     3,835          3,244
  Professional fees                                       2,522          3,531
  FDIC insurance expense                                    323            577
  Other operating expense                                12,237         10,957
-------------------------------------------------------------------------------
    Total operating expense                              82,842         79,786
===============================================================================
INCOME BEFORE INCOME TAX EXPENSE                         43,334         47,321
INCOME TAX EXPENSE                                       14,314         15,788
===============================================================================
NET INCOME                                               29,020         31,533
PREFERRED DIVIDEND REQUIREMENTS                               0            713
===============================================================================
INCOME APPLICABLE TO COMMON SHARES                      $29,020        $30,820
===============================================================================
EARNINGS PER COMMON SHARE
  Primary                                               $  0.74        $  0.79
  Fully diluted                                         $  0.73        $  0.75
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Primary                                            39,268,817     38,898,536
  Fully diluted                                      42,286,093     44,007,862
===============================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.


                                  FIRST COMMERCE CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
(dollars in thousands)                                         March 31
===============================================================================
                                                         1997           1996
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                           $29,020        $31,533
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses                         13,225          3,825
      Depreciation and amortization                      5,991          6,031
      Amortization of intangibles                          585            729
      Deferred income tax (benefit)                        (12)          (538)
      Net deferred loan (fees)                          (1,122)        (1,935)
      Net (gain) from securities transactions              (23)        (1,207)
      Net (gain) on branch divestiture                       0         (1,137)
      (Increase) in trading account securities         (21,323)        (7,191)
      Decrease in accrued interest receivable              979         11,360
      (Increase) in other assets                       (16,536)        (7,506)
      Increase in accrued interest payable               6,237          2,648
      Increase in accounts payable and
        other accrued liabilities                        2,197         15,202
      Other, net                                         6,003         (6,583)
-------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES       25,221         45,231
===============================================================================
INVESTING ACTIVITIES
  Net decrease in interest-bearing
    deposits in other banks                                 75            443
  Proceeds from maturities/calls of
    securities available for sale                      251,453        164,694
  Purchases of securities available for sale          (223,603)          (781)
  Net decrease in federal funds sold and
    securities purchased under resale agreements        27,125         14,500
  Net (increase) decrease in loans                     (19,278)        16,294
  Divestiture of branch                                      0        (14,410)
  Purchases of premises and equipment                   (7,156)        (7,493)
  Proceeds from sales of foreclosed assets               3,933          3,263
  Other, net                                                 9          1,745
-------------------------------------------------------------------------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES           32,558        178,255
===============================================================================
FINANCING ACTIVITIES
  Net (decrease) in demand deposits, NOW accounts,
    money market accounts and savings accounts        (143,704)      (149,457)
  Net increase in time deposits                        355,586         99,947
  Net (decrease) in short-term borrowings             (552,493)      (234,964)
  Issuance of bank notes                               258,664              0
  Payments on long-term debt                                (6)           (39)
  Cash dividends                                       (15,598)       (14,297)
  Proceeds from issuance of common
    and treasury stock                                     577            123
  Purchase of treasury stock                            (2,208)             0
-------------------------------------------------------------------------------
    NET CASH (USED) BY FINANCING ACTIVITIES            (99,182)      (298,687)
===============================================================================
    (DECREASE) IN CASH AND CASH EQUIVALENTS            (41,403)       (75,201)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   440,347        497,268
===============================================================================
    CASH AND CASH EQUIVALENTS AT END OF PERIOD        $398,944       $422,067
===============================================================================
Cash paid during the period for:
   Interest expense                                    $69,087        $63,597
   Income taxes                                         $5,500         $5,100
===============================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.


                  FIRST COMMERCE CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accounting and reporting policies of First Commerce Corporation and its subsidiaries (FCC) conform with generally accepted accounting principles and with general practices within the financial services industry. In preparing the consolidated financial statements, FCC is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
     The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The consolidated financial statements for the interim periods have not been independently audited. However, the interim consolidated financial statements have been reviewed by FCC's independent public accountants in accordance with standards for such reviews established by the American Institute of Certified Public Accountants, and their review report is included herein.
     The Notes to Consolidated Financial Statements included herein should be read in conjunction with the Notes to Consolidated Financial Statements included in FCC's 1996 Annual Report to Shareholders.

NOTE 2 - LONG-TERM DEBT

     In January 1997, FCC's subsidiary bank, First National Bank of Commerce, established an ongoing bank note program to diversify its access to external funding sources. During the first quarter of 1997, $260 million par value of bank notes were issued with an effective yield of 6.56% and an average original maturity of three years.

NOTE 3 - STOCK-BASED INCENTIVE COMPENSATION PLANS

     The following table summarizes the activity related to stock options and stock appreciation rights (SARs) during the first quarter of 1997:
==================================================================
                                Weighted                Weighted
                      Number    Average                 Average
                        of      Exercise    Number of   Exercise
                     Options     Price        SARs       Price
------------------------------------------------------------------
Outstanding at
  December 31,
  1996               902,348     $25.97     1,085,862    $26.99
Granted              254,633     $40.13          -           -
Exercised            (42,401)    $16.90       (63,171)   $26.85
Canceled              (6,255)    $30.50        (9,712)   $26.31
-----------------------------------------------------------------
Outstanding at
 March 31, 1997    1,108,325     $29.54     1,012,979    $27.01
=================================================================
Exercisable at
  March 31, 1997     483,834                  484,655
=================================================================

     Stock options are granted at fair value at the date of grant. No compensation expense has been recorded in connection with stock options. Options have a four-year vesting schedule with 25% of the options becoming exercisable each year. The options expire eight years from the date of grant.

     On April 21, 1997, FCC's shareholders approved the FCC 1997 Stock Option Plan (the "Option Plan"). Under the Option Plan, all outstanding SARs are cancelled and are replaced with stock options with equivalent terms. Compensation expense is increased or decreased in connection with SARs based on the market value of FCC's common stock on the date of the financial statements; therefore, this expense is subject to the volatility of the stock market. Because FCC has elected under SFAS No. 123 "Accounting for Stock-Based Compensation" to continue to account for stock-based compensation under APB Opinion No. 25 "Accounting for Stock Issued to Employees", this exchange caps the total expense at the stock price on the exchange date, eliminating this volatility. On April 25, 1997, each SAR was exchanged for one newly-issued option to purchase one share of FCC's common stock. FCC's closing stock price on April 25, 1997 was $39.625.

     The   following   table  summarizes  the  activity  related   to
restricted stock during the first quarter of 1997:
                  ==================================
                                            Number
                                             of
                                            Shares
                  ----------------------------------
                   Outstanding at
                     December 31, 1996     140,673
                   Granted                  97,947
                   Canceled                 (2,529)
                  ----------------------------------
                   Outstanding at
                     March 31,  1997       236,091
                  ===================================

     Performance  shares   were   granted  in  conjunction  with  the  1997
restricted stock grant, equal to 50% of restricted shares.

     In the event of a change in control of FCC, all outstanding options become exercisable immediately, and the restrictions on all shares of restricted stock lapse immediately.

NOTE 4 - EARNINGS PER SHARE

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share ("eps"). Under SFAS No. 128, primary eps is replaced with basic eps. Basic eps is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted eps, now called diluted eps, is still required; however, when applying the treasury stock method, the average stock price is used rather than the greater of the average or closing stock price for the period. Under SFAS No. 128, basic eps was $.75 and $.80 for the first quarters of 1997 and 1996, respectively. Diluted eps was $.73 for the first quarter of 1997 and $.75 for the first quarter of 1996. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997.

NOTE 5 - CONTINGENCIES

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




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
and Board of Directors of
First Commerce Corporation:

     We have reviewed the accompanying consolidated balance sheet of FIRST COMMERCE CORPORATION (a Louisiana corporation) and subsidiaries as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Commerce Corporation and subsidiaries as of December 31, 1996 and the related statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein) and, in our report dated January 10, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                   /s/ ARTHUR ANDERSEN LLP
                                   ARTHUR ANDERSEN LLP


New Orleans, Louisiana
April 25, 1997

                         FIRST COMMERCE CORPORATION
                           SELECTED FINANCIAL DATA


(dollars in thousands except per share data)            1997                          1996
===============================================================================================================
                                                       First       Fourth      Third       Second      First
                                                      Quarter     Quarter     Quarter     Quarter     Quarter
                                                     ----------  ----------  ----------  ----------  ----------
AVERAGE BALANCE SHEET DATA
  Total assets                                       $9,082,650  $8,843,783  $8,526,062  $8,284,388  $8,442,698
  Earning assets                                      8,400,237   8,188,195   7,857,391   7,576,406   7,699,873
  Loans                                               6,206,007   5,982,771   5,612,251   5,277,895   5,170,534
  Securities                                          2,137,468   2,157,419   2,201,775   2,197,283   2,457,394
  Deposits                                            7,372,870   6,950,851   6,792,549   6,917,697   6,889,954
  Long-term debt                                        257,275      82,460      85,912      85,980      87,028
  Stockholders' equity                                  723,937     710,131     709,896     738,940     740,091
                                                     ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT DATA
  Total interest income                              $  171,157  $  169,763  $  162,338  $  154,050  $  155,074
  Net interest income                                    95,833      96,232      93,617      90,968      88,925
  Net interest income (FTE)                              97,592      97,776      95,051      92,289      90,384
  Provision for loan losses                              13,225      14,168      12,525       7,465       3,825
  Other income (exclusive of securities transactions)    43,545      45,498      43,578      42,501      40,800
  Securities transactions                                    23         407      (1,370)        (84)      1,207
  Operating expense                                      82,842      85,304      83,614      78,144      79,786
  Net income                                             29,020      28,707      26,531      31,667      31,533
                                                     ----------  ----------  ----------  ----------  ----------
KEY RATIOS
  Return on average assets                                 1.30%       1.29%       1.24%       1.54%       1.50%
  Return on average total equity                          16.26%      16.08%      14.87%      17.24%      17.14%
  Return on average common equity                         16.26%      16.81%      15.31%      17.79%      17.82%
  Net interest margin                                      4.70%       4.76%       4.82%       4.89%       4.71%
  Efficiency ratio                                        58.70%      59.54%      60.31%      57.97%      60.82%
  Overhead ratio                                           1.90%       1.93%       2.03%       1.89%       2.04%
  Average loans to average deposits                       84.17%      86.07%      82.62%      76.30%      75.04%
  Allowance for loan losses to loans                       1.31%       1.31%       1.36%       1.39%       1.46%
  Nonperforming assets to loans plus foreclosed assets     0.59%       0.51%       0.57%       0.61%       1.09%
  Allowance for loan losses to nonperforming loans       255.47%     299.42%     279.00%     265.98%     150.38%
  Equity ratio                                             7.79%       7.87%       8.03%       8.80%       8.94%
  Leverage ratio                                           7.70%       7.76%       7.90%       8.65%       8.33%
                                                     ----------  ----------  ----------  ----------  ----------
SELECTED PER SHARE DATA
  Earnings Per Common Share
    Primary                                          $     0.74  $     0.76  $     0.68  $     0.79  $     0.79
    Fully diluted                                    $     0.73  $     0.72  $     0.66  $     0.76  $     0.75

  Common Dividends
    Cash dividends                                   $     0.40  $     0.40  $     0.35  $     0.35  $     0.35
    Dividend payout ratio                                 54.05%      52.63%      51.47%      44.30%      44.30%

  Book Value (end of period)
    Book value                                       $    18.58  $    18.66  $    17.96  $    18.11  $    18.02
    Tangible book value                              $    18.13  $    18.20  $    17.46  $    17.61  $    17.51

  Common Stock Data
    High stock price                                 $    46.38  $    39.88  $    36.63  $    36.00  $    34.25
    Low stock price                                  $    38.25  $    34.88  $    33.25  $    32.25  $    30.25
    Closing stock price                              $    40.50  $    38.88  $    34.88  $    35.38  $    33.00
    Trading volume (in thousands)                         8,049       7,095       9,118       5,498       5,051
    Number of stockholders (end of period)                9,223       9,319       9,267       9,257       9,286

  Average Shares Outstanding (in thousands)
    Primary                                              39,269      37,771      38,074      39,114      38,899
    Fully diluted                                        42,286      42,256      42,895      43,972      44,008

NUMBER OF EMPLOYEES         (end of period)               4,058       4,036       3,997       4,053       4,080


FIRST QUARTER IN REVIEW

     First Commerce Corporation's (FCC's) net income for the first quarter of 1997 was $29.0 million, compared to $31.5 million in last year's first quarter. Fully diluted earnings per share were $.73 this quarter, compared to $.75 for 1996's first quarter. Return on average equity was 16.26%, and return on average assets was 1.30% for the first quarter of 1997. The key points for the first quarter's results included:

   Net interest income (FTE) was up 8% from the first quarter of 1996, mainly on the strength of loan growth.

   The provision for loan losses was $13.2 million in the first quarter,  compared  to  $3.8  million  in  last year's first
   quarter.   The provision increase was primarily  related  to
   rising credit card losses.

   Other  income,   excluding  securities  transactions  and  a
   nonrecurring gain in 1996's first quarter, was 10% higher than the first quarter of 1996.

   Operating expense was 3.8% higher  than in last year's first
   quarter.   The efficiency ratio was 58.7%  for  the  current
   quarter.

     A more detailed review of FCC's financial condition and earnings for the first quarter of 1997 follows. This review should be read in conjunction with the consolidated financial statements of First Commerce Corporation and Subsidiaries included in this report, and the Financial Review in the 1996 Annual Report.

EARNINGS ANALYSIS

Net Interest Income
     Net interest income (FTE) for the first quarter of 1997 was $97.6 million, 8% higher than last year's first quarter. The rise in net interest income primarily reflected average loan growth. Average loans rose 20%, while average earning assets grew 9%, resulting in a more favorable mix of earning assets. As a percent of earning assets, average loans increased to 74% in the current quarter, compared to 67% in the first quarter of 1996. Loan growth was funded by a reduction in securities, plus increased levels of deposits and long-term debt. Growth in deposits and debt was primarily due to the issuance of retail brokered CDs and bank notes.
     The net interest margin was 4.70% this quarter, compared to 4.71% in 1996's first quarter. The earning asset yield rose 16 basis points, due to the shift in the mix to a higher proportion of loans. This improvement was offset by a 14 basis point increase in the cost of interest-bearing liabilities, plus a reduction in the interest-free funding ratio. The rise in the cost of interest-bearing liabilities reflected rates paid on FCC's increased level of longer-term funding sources. Interest-free funds were 18% of average earning assets in the current quarter, compared to 19% in 1996's first quarter.
     Table 1 presents average balance sheets, net interest income (FTE) and interest rates for the first quarters of 1997 and 1996. Table 2 analyzes the components of changes in net interest income between these periods.

Provision For Loan Losses
     The provision for loan losses was $13.2 million in the first quarter of 1997, compared to $3.8 million in 1996's first quarter. The increase in the provision was principally related to higher net charge-offs of credit card loans and loans to individuals.
     For a discussion of the allowance for loan losses, net charge-offs and nonperforming assets, see the Credit Risk Management section of this Financial Review.

Other Income
     Other income, excluding securities transactions, was $43.5 million in the first quarter, compared to $40.8 million in the same quarter of 1996. In 1996's first quarter, other income included a $1.1 million gain from the divestiture of a branch. Excluding securities transactions and the gain from divestiture, other income rose 10% over the first quarter of 1996. Virtually all categories increased, with the most significant growth in credit card and trust fee income. Credit card fee income rose $2.6 million, or 26%, reflecting increases in sales volumes and late charge fee income. Higher late charge fee income was driven by both volume and pricing increases. Trust fee income was $843,000, or 18%, higher than in 1996's first quarter, due to new trust business.
     Securities transactions resulted in pretax net gains of $23,000 and $1.2 million in the first quarters of 1997 and 1996, respectively.

Operating Expense
     Operating expense was $82.8 million in 1997's first quarter, compared to $79.8 million in the first quarter of 1996. The 3.8% increase in operating expense was mainly due to higher personnel costs. Personnel expense rose $2.5 million, or 6%, reflecting expense for incentive pay tied to stock performance, plus annual merit raises. Higher bank stock taxes (Louisiana does not assess income tax on commercial banks; rather, banks pay property tax based on the value of their capital stock) and advertising expenses also contributed to the rise in operating expense. Lower professional fees, due to declines in consulting and legal expenses, partially offset the increase.
     The efficiency ratio was 58.7% for the first quarter of 1997, compared to 61.4% in 1996's first quarter, excluding the gain on divestiture.

FINANCIAL CONDITION ANALYSIS

Loans
     Loans were $6.2 billion at March 31, 1997, 22% higher than one year ago and unchanged from year-end 1996. Average loans for the first quarter of 1997 were $6.2 billion, 20% higher than last year's same period. The average loan growth from 1996's first quarter was across-the-board, with significant increases in credit card, consumer and commercial real estate loans.

Securities
     At March 31, 1997, securities were $2.3 billion, compared to $2.2 billion at December 31, 1996. For both periods, all securities were classified as available for sale. Unrealized gains, net of tax, increased stockholders' equity $7 million at March 31, 1997, compared to $23 million at year-end 1996. The fluctuation in market values was mainly driven by changes in market interest rates.
     Average securities for the current quarter were $2.1 billion, 13% lower than last year's first quarter. The majority of the proceeds from securities maturing during 1996 funded loan growth. It is likely that the proceeds from securities maturities or sales will be reinvested in other securities during 1997.

Money Market Investments
     Money market investments were $67 million at March 31, 1997. Average money market investments for the first quarter of 1997 were $57 million, compared to $72 million for the first quarter of 1996. As a percent of average earning assets, money market investments were 1% for both periods.

Deposits
     At March 31, 1997, deposits were $7.5 billion, compared to $7.3 billion at December 31, 1996. Average deposits for the current quarter were $7.4 billion, 7% over 1996's first quarter. Deposit growth was primarily related to FCC's retail brokered CD program and public funds deposits. FCC's retail brokered CD program was established in the fourth quarter of 1996. CDs issued under this program are included in time deposits of $100,000 and over and averaged $229 million for the first quarter of 1997.

Short-Term Borrowings
     Short-term borrowings were $392 million as of March 31, 1997, a 58% decline from year-end 1996. Average short-term borrowings for the current quarter were $579 million, compared to $959 million for the fourth quarter of 1996 and $603 million for 1996's first quarter. Issuance of longer term retail brokered CDs and bank notes allowed short-term borrowings to decline during the first quarter.

Long-Term Debt
     At March 31, 1997, long-term debt was $340 million, compared to $81 million at December 31, 1996. In January 1997, First National Bank of Commerce, FCC's largest bank, established an ongoing bank note program to diversify its access to external funding sources. The increase in long-term debt from year-end 1996 reflects the issuance of $260 million of bank notes under this program. The bank notes issued have an average maturity of three years.

Interest Rate Contracts
     The total notional amount of FCC's interest rate contracts at March 31, 1997 was $766 million, compared to $630 million at December 31, 1996. Table 3 summarizes FCC's interest rate contracts at March 31, 1997.
     During the first quarter of 1997, FCC entered into interest rate swaps with a total notional amount of $136 million. As shown in Table 3, these interest rate swaps convert a portion of retail brokered CDs and long-term bank notes from fixed to floating rate. These swaps have an average maturity of three years.
     Interest rate contracts increased net interest income $126,000 for the current quarter. At March 31, 1997, the estimated fair value of FCC's interest rate contracts was a loss of $862,000.

Liquidity
     In order to enhance liquidity, FCC has begun to diversify its access to external funding sources. Retail brokered CD and bank note programs were established in the fourth quarter of 1996 and the first quarter of 1997, respectively. In addition, FCC is considering establishing a credit card securitization program during 1997.

Capital and Dividends
     Stockholders' equity was 7.79% of total assets at March 31, 1997, compared to 7.87% at December 31, 1996. Table 5 presents FCC's risk-based and other capital ratios as of March 31, 1997 and year-end 1996. All ratios remain well above regulatory minimums. Under present regulations, all six of FCC's banks are classified as "well-capitalized."
     At the end of the first quarter, the Parent Company had $53 million of net working capital. Additionally, the Parent Company could receive dividends from the Banks without prior regulatory approval of $62 million, plus an amount equal to the Banks' adjusted net profits for the remainder of the year.

Credit Risk Management
Nonperforming Assets
     Nonperforming assets were $36 million at March 31, 1997, compared to $32 million at December 31, 1996. The increase was mainly due to several commercial loans placed on nonaccrual status. Nonperforming assets were .59% of loans at quarter-end, compared to .51% at December 31, 1996 .63% of nonperforming loans were contractually current or no more than 30 days past due at the end of the first quarter, compared to 42% at December 31, 1996.
     Accruing loans past due 90 days or more were $30 million, or .49% of loans, at March 31, 1997, compared to $29 million, or .47% of loans, at the end of 1996. Watch list loans and foreclosed assets were $153 million at quarter-end, compared to $157 million at December 31, 1996.
     Table 6 presents information on nonperforming assets, detailed by type, as of March 31, 1997 and December 31, 1996.

Allowance for Loan Losses
     The allowance for loan losses was $82 million, or 1.31% of loans, at March 31, 1997, unchanged from year-end 1996. The allowance for loan losses was 255% of nonperforming loans at the end of 1997's first quarter, compared to 299% at December 31, 1996. Management believes that the allowance is adequate to cover losses inherent in the loan portfolio.
     First quarter net charge-offs were $13 million, or .85% of loans. Net charge-offs were $12 million in the fourth quarter and $5 million in 1996's first quarter. Increased credit card net charge-offs caused the rise from the prior quarter, while higher net charge-offs of credit card loans and loans to individuals caused the increase from last year's first quarter. Credit card net charge-offs rose to 4.40% in the first quarter from 3.85% in the fourth quarter and 2.68% in 1996's first quarter. The rise in credit card charge-offs reflected the national trend, also experienced at FCC, of rising credit card loan losses. Dependent primarily upon economic conditions, national and regional trends and changes in the level and mix of the loan portfolio, FCC's net charge-offs may continue to grow in future periods; this growth could result in a rising provision for loan losses.
     Table 7 presents the activity in the allowance for loan losses for the first quarters of 1997 and 1996, and for the fourth quarter of 1996.




TABLE 1.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE) (a) AND INTEREST RATES
============================================================================================================================
                                                           First Quarter 1997                      First Quarter 1996
----------------------------------------------------------------------------------------------------------------------------
                                                     Average                                 Average
(dollars in thousands)                               Balance    Interest    Rate             Balance     Interest    Rate
                                                   ----------   --------    -----          ----------    --------    -----
ASSETS
 EARNING ASSETS
  Loans (b)                                        $6,206,007   $136,552     8.91%         $5,170,534    $114,890     8.93%
  Securities
   Taxable                                          2,053,070     33,554     6.60           2,367,189      38,463     6.52
   Tax-exempt                                          84,398      2,128    10.08              90,205       2,255    10.00
                                                   ----------   --------    -----          ----------    --------    -----
    Total securities                                2,137,468     35,682     6.74           2,457,394      40,718     6.65
                                                   ----------   --------    -----          ----------    --------    -----
  Money market investments                             56,762        682     4.87              71,945         925     5.17
                                                   ----------   --------    -----          ----------    --------    -----
    Total earning assets                            8,400,237   $172,916     8.33%          7,699,873    $156,533     8.17%
                                                   ----------   --------    -----          ----------    --------    -----
 NONEARNING ASSETS
  Other assets (c)                                    765,290                                 818,757
  Allowance for loan losses                           (82,877)                                (75,932)
                                                   ----------   --------    -----          ----------    --------    -----
    Total assets                                   $9,082,650                              $8,442,698
                                                   ----------   --------    -----          ----------    --------    -----
LIABILITIES AND STOCKHOLDERS' EQUITY
 INTEREST-BEARING LIABILITIES
  Interest-bearing deposits
   NOW account deposits                            $1,271,108   $  7,427     2.37%         $1,135,291    $  5,719     2.03%
   Money market investment deposits                   883,044      6,840     3.14             806,229       5,911     2.95
   Savings and other consumer time deposits         2,748,014     32,486     4.79           2,803,393      33,153     4.76
   Time deposits $100,000 and over                  1,157,736     15,750     5.52             767,508      10,330     5.41
                                                   ----------   --------    -----          ----------    --------    -----
   Total interest-bearing deposits                  6,059,902     62,503     4.18           5,512,421      55,113     4.02
                                                   ----------   --------    -----          ----------    --------    -----
  Short-term borrowings                               578,574      7,294     5.11             603,438       8,317     5.54
  Long-term debt                                      257,275      5,527     8.59              87,028       2,719    12.57
                                                   ----------   --------    -----          ----------    --------    -----
    Total interest-bearing liabilities              6,895,751   $ 75,324     4.43%          6,202,887    $ 66,149     4.29%
                                                   ----------   --------    -----          ----------    --------    -----
NONINTEREST-BEARING LIABILITIES
 AND STOCKHOLDERS' EQUITY
  Noninterest-bearing deposits                      1,312,968                               1,377,533
  Other liabilities                                   149,994                                 122,187
  Stockholders' equity                                723,937                                 740,091
                                                   ----------   --------    -----          ----------    --------    -----
    Total liabilities and stockholders' equity     $9,082,650                              $8,442,698
                                                   ----------   --------    -----          ----------    --------    -----
    Net interest income (FTE) and margin                        $97,592     4.70%                        $90,384     4.71%
                                                   ----------   --------    -----          ----------    --------    -----
    Net earning assets and interest spread         $1,504,486               3.90%          $1,496,986                3.88%
                                                   ----------   --------    -----          ----------    --------    -----
    Cost of funds                                                           3.63%                                    3.45%
                                                   ----------   --------    -----          ----------    --------    -----



(a) Fully taxable equivalent based on a 35% tax rate.
(b) Net of unearned income, prior to deduction of allowance for loan losses and including nonaccrual loans.
(c) Includes mark-to-market adjustment on securities available for sale.


TABLE 2. SUMMARY OF CHANGES IN NET INTEREST INCOME (FTE) (a)

                                                      First Quarter 1997
                                               Compared to First Quarter 1996
-------------------------------------------------------------------------------
                                                 Total       Due to    Due to
                                                Increase   Change in  Change in
(in thousands)                                 (Decrease)  Volume(b)    Rate(b)
-------------------------------------------------------------------------------
INTEREST INCOME (FTE)
   Loans                                         $21,662     $23,852  ($2,190)
   Securities
     Taxable                                      (4,909)     (5,104)     195
     Tax-exempt                                     (127)       (146)      19
-------------------------------------------------------------------------------
       Total securities                           (5,036)     (5,250)     214
-------------------------------------------------------------------------------
   Money market investments                         (243)       (212)     (31)
-------------------------------------------------------------------------------
       Total interest income (FTE)               $16,383     $18,390  ($2,007)
===============================================================================
INTEREST EXPENSE
   Interest-bearing deposits
     NOW account deposits                         $1,708     $   731   $  977
     Money market investment deposits                929         583      346
     Savings and other consumer time deposits       (667)       (655)     (12)
     Time deposits $100,000 and over               5,420       5,308      112
-------------------------------------------------------------------------------
       Total interest-bearing deposits             7,390       5,967    1,423
-------------------------------------------------------------------------------
   Short-term borrowings                          (1,023)      (333)     (690)
   Long-term debt                                  2,808      3,886    (1,078)
-------------------------------------------------------------------------------
       Total interest expense                     $9,175    $ 9,520     ($345)
-------------------------------------------------------------------------------
       Change in net interest income (FTE)        $7,208    $ 8,870   ($1,662)
===============================================================================

(a) Fully taxable equivalent based on a 35% tax rate.
(b) Changes not solely due to either volume or rate are allocated on a proportional basis.


TABLE 3.  INTEREST RATE CONTRACTS

                                                                             Weighted Average Rate
                                                                     -----------------------------------
                                                                                        Pay
                                                                        Receive       Floating
                           Notional       Maturity                       Fixed          Rate      Strike       Underlying
(dollars in thousands)     Amount           Date                          Rate        (LIBOR)      Rate      Asset/Liability
------------------------------------------------------------------------------------------------------------------------------
Floors                    $500,000       December 1998                       0%           0%       4.65%   Transaction deposits
Swaps                       10,000       February 1998 - February 2000    6.19         5.63           0    Long-term bank notes
Swaps                      156,000       January 1999 - February 2002     6.42         5.56           0    Retail brokered CDs
Swap                       100,000       March 2002                       7.18         5.60           0    Loans
Total at March 31, 1997   $766,000                                        6.70%        5.58%       4.65%



TABLE 4.  NET INTEREST INCOME (EXPENSE) FROM INTEREST
                   RATE CONTRACTS

(in thousands)                     Floors     Swaps      Total
-----------------------------------------------------------------
Three months ended March 31, 1997
   Interest income                 $    0     $  268     $  268
   Amortization                      (142)         0       (142)
-----------------------------------------------------------------
Net interest income (expense)      $ (142)    $  268     $  126


TABLE 5. RISK-BASED CAPITAL AND CAPITAL RATIOS

                                  March 31            December 31
(dollars in thousands)              1997                 1996
--------------------------------------------------------------------
Tier 1 capital                  $  697,005            $  683,190
Tier 2 capital                     126,944               126,993
--------------------------------------------------------------------
    Total capital               $  823,949            $  810,183
====================================================================
Risk-weighted assets            $6,289,889            $6,294,032
====================================================================
Ratios
  Leverage ratio                      7.70%                 7.76%
  Tier 1 capital                     11.08%                10.85%
  Total capital                      13.10%                12.87%
  Equity ratio                        7.79%                 7.87%
  Tangible equity ratio               7.62%                 7.69%
====================================================================


TABLE 6. NONPERFORMING ASSETS
                                                       March 31    December 31
(dollars in thousands)                                   1997           1996
-------------------------------------------------------------------------------
Nonaccrual loans by type
    Loans to individuals-residential mortgages          $ 7,816        $ 7,908
    Loans to individuals-other                            2,068          1,007
    Commercial, financial and other                       9,330         11,037
    Real estate-commercial mortgages                     12,138          6,687
    Real estate-construction and other                      624            616
-------------------------------------------------------------------------------
       Total nonaccrual loans                            31,976         27,255
-------------------------------------------------------------------------------
Foreclosed assets                                         4,427          4,600
-------------------------------------------------------------------------------
       Total nonperforming assets                       $36,403        $31,855
===============================================================================
Loans past due 90 days or more and
not on nonaccrual status                                $30,465        $29,451
===============================================================================
Ratios
  Nonperforming assets as a percent of loans
    plus foreclosed assets                                 0.59%          0.51%
  Allowance for loan losses as a percent of
    nonperforming loans                                  255.47%        299.42%
  Loans past due 90 days or more and
    not on nonaccrual status as a percent of loans         0.49%          0.47%
===============================================================================


TABLE 7. SUMMARY OF LOAN LOSS EXPERIENCE

                                                                         Three Months Ended
                                                                 March 31    December 31    March 31
(dollars in thousands)                                              1997        1996           1996
                                                                 -------        -------     --------
Balance at beginning of period                                   $81,606        $79,310     $75,845
Provision charged to expense                                      13,225         14,168       3,825
Loans charged to the allowance
    Loans to individuals-residential mortgages                         7             51           6
    Loans to individuals-other                                     5,643          6,810       3,278
    Commercial, financial and other                                1,106            436          77
    Real estate-commercial mortgages                                  20            168           1
    Real estate-construction and other                                 2              0           0
    Credit card loans                                              9,988          8,261       4,951
                                                                 -------        -------     -------
      Total charge-offs                                           16,766         15,726       8,313
                                                                 -------        -------     -------
Recoveries on loans previously charged to the allowance
    Loans to individuals-residential mortgages                       173            249          64
    Loans to individuals-other                                     1,300          1,308         907
    Commercial, financial and other                                  918          1,030       1,083
    Real estate-commercial mortgages                                 281            302         133
    Real estate-construction and other                                 5             53         156
    Credit card loans                                                948            912         834
                                                                 -------        -------     -------
      Total recoveries                                             3,625          3,854       3,177
                                                                 -------        -------     -------
        Net charge-offs                                           13,141         11,872       5,136
                                                                 -------        -------     -------
Balance at end of period                                         $81,690        $81,606     $74,534
                                                                 =======        =======     =======
Gross annualized charge-offs as a percent of average loans          1.08%          1.05%       0.64%
Recoveries as a percent of gross charge-offs                       21.62%         24.51%      38.22%
Net annualized charge-offs as a percent of average loans            0.85%          0.79%       0.40%
Allowance for loan losses as a percent of loans at end of period    1.31%          1.31%       1.46%
                                                                 ========       =======     =======



                  Part II:  Other Information
                  ---------------------------

Item 1.  Legal Proceedings.

             Legal proceedings involving FCC were previously reported in its Annual Report on Form 10-K for the year ended December 31, 1996. There were no material developments in the first quarter of 1997.

Item 2. Changes in Securities.

             None

Item 3. Defaults Upon Senior Securities.

             None

Item 4. Submission of Matters to a Vote of Security Holders.

             None

Item 5. Other Information.

             None

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits:

          4.1 - Indenture between FCC and Republic Bank, Dallas, N.A., Trustee, (trusteeship since transferred to The Bank of New York) including the form of 12 3/4% Convertible Debentures due 2000, Series A included as
                  Exhibit 4.1 to FCC's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference.

          4.2 - Indenture between FCC and Republic Bank, Dallas, N.A., Trustee, (trusteeship since transferred to The Bank of New York) including the form of 12 3/4% Convertible Debentures due 2000, Series B included as
                  Exhibit 4.2 to FCC's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference.

          4.3 - Rights Agreement between FCC and First Chicago Trust Company of New York as Rights Agent included as Exhibit 4.3 to FCC's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

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

         10.3 - FCC Retirement Benefit Restoration Plan included as Exhibit 10.3 to FCC's Quarterly
                  Report on Form  10-Q  for the quarter   ended
                  September 30, 1996, and incorporated herein by reference.

         10.4 - Form of Nonqualified Stock Option Agreement under the FCC 1992 Stock Incentive Plan and Form of Restricted Stock Agreement under the FCC 1992 Stock Incentive Plan included as
                  Exhibit 10.2 to FCC's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

        10.5 - FCC Amended and Restated 1992 Stock Incentive Plan included as Exhibit 10.4 to FCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

        10.6 - FCC Supplemental Executive Retirement Plan included as Exhibit 10.6 to FCC's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

         10.7 -   FCC Directors' Phantom Stock Plan included as
                  Exhibit 10.7  to  FCC's Annual Report on Form
                  10-K for the year ended December 31, 1996, and incorporated herein by reference.

         10.8 - FCC Change in Control Severance Plan included as Exhibit 10.8 to FCC's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

         10.9 -   FCC 1997 Stock Option Plan

           11 -   Statement Re:  Computation  of  Earnings  Per
                    Share

           15 - Letter regarding unaudited interim financial information

           27 -   Financial Data Schedule

        (b)  Reports on Form 8-K.

                  A report on Form 8-K dated January 24, 1997 was filed by the Registrant under Item 5, Other Events. The document was filed to disclose FCC's issuance of a press release dated January 14, 1997, announcing FCC's earnings for the Fourth Quarter of 1996.



                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              First Commerce Corporation
                              (Registrant)



Date: May 14, 1997            /s/ Thomas L. Callicutt,Jr.
      ------------            ---------------------------
                              Thomas L. Callicutt, Jr.
                              Executive Vice President, Controller and
                              Principal Accounting Officer