Form 10-Q
period 1997-06-30
FIRST COMMERCE CORP /LA/
filed 1997-08-14
CIK 36204

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997


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
Yes x       No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.


           Class                      Outstanding as of July 31, 1997
           -----                      -------------------------------
   Common  Stock, $5.00 par value                  39,004,120


                       FIRST COMMERCE CORPORATION
                            TABLE OF CONTENTS
                                                              Page No.
                                                              --------

Part I: Financial Information

      Item 1.     Consolidated Financial Statements

                    Consolidated Balance Sheets                   3

                    Consolidated Statements of Income             4

                    Consolidated Statements of Cash Flows         5

                    Notes to Consolidated Financial Statements    6

                    Report of Independent Public Accountants      9

       Item 2.    Management's Discussion and Analysis of
                         Financial Condition and Results
                           of Operations                         10

Part II:  Other Information                                      24




                                           FIRST COMMERCE CORPORATION
                                           CONSOLIDATED BALANCE SHEETS

                                                                                                June 30           December 31
(dollars in thousands)                                                                            1997                1996
------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                                     $  432,619          $  440,347
  Interest-bearing deposits in banks                                                                  60                 134
  Securities available for sale, at fair value                                                 2,050,312           2,177,529
  Trading account securities                                                                      27,172              13,122
  Federal funds sold and securities purchased under resale agreements                              6,440              59,250
  Loans, net of unearned income of $1,184 and $2,589, respectively                             6,522,706           6,217,483
      Allowance for loan losses                                                                  (87,713)            (81,606)
------------------------------------------------------------------------------------------------------------------------------
        Net loans                                                                              6,434,993           6,135,877
==============================================================================================================================
  Premises and equipment                                                                         166,858             170,431
  Accrued interest receivable                                                                    112,689             105,888
  Other assets                                                                                   102,443              87,532
------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                          $9,333,586          $9,190,110
==============================================================================================================================
LIABILITIES
  Noninterest-bearing deposits                                                                $1,365,734          $1,436,038
  Interest-bearing deposits                                                                    6,313,691           5,868,808
------------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                         7,679,425           7,304,846
==============================================================================================================================
  Short-term borrowings                                                                          415,638             944,823
  Accrued interest payable                                                                        53,832              44,160
  Accounts payable and other accrued liabilities                                                  81,663              91,883
  Long-term debt                                                                                 340,230              80,723
------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                      8,570,788           8,466,435
==============================================================================================================================
STOCKHOLDERS' EQUITY
  Preferred stock; 5,000,000 shares authorized, none issued                                            -                   -
  Common stock, $5 par value
      Authorized -- 100,000,000 shares
      Issued -- 39,015,768 and 39,402,926 shares, respectively                                   195,079             197,015
  Capital surplus                                                                                161,191             146,390
  Retained earnings                                                                              392,957             373,521
  Treasury stock -- 24,511 and 482,998 common shares, respectively, at cost                         (977)            (13,150)
  Unearned restricted stock compensation                                                          (6,186)             (2,956)
  Net unrealized gain on securities available for sale                                            20,734              22,855
------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                               762,798             723,675
==============================================================================================================================
        Total liabilities and stockholders' equity                                            $9,333,586          $9,190,110
==============================================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.


                                      FIRST COMMERCE CORPORATION
                                   CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended              Six Months Ended
                                                                                  June 30                         June 30
----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                               1997           1996             1997           1996
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                             $140,414       $116,803         $275,880       $230,945
  Interest and dividends on taxable securities                             32,505         34,380           66,007         72,788
  Interest on tax-exempt securities                                         1,469          1,585            2,979          3,186
  Interest on money market investments                                        733          1,282            1,412          2,205
----------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                 175,121        154,050          346,278        309,124
==================================================================================================================================
INTEREST EXPENSE
  Interest on deposits                                                     65,961         54,929          128,464        110,042
  Interest on short-term borrowings                                         5,773          5,545           13,067         13,862
  Interest on long-term debt                                                6,951          2,608           12,478          5,327
----------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                 78,685         63,082          154,009        129,231
==================================================================================================================================
NET INTEREST INCOME                                                        96,436         90,968          192,269        179,893
PROVISION FOR LOAN LOSSES                                                  14,775          7,465           28,000         11,290
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        81,661         83,503          164,269        168,603
==================================================================================================================================
OTHER INCOME
  Deposit fees and service charges                                         14,190         14,790           28,228         29,209
  Credit card fee income                                                   14,411         11,165           26,972         21,103
  Trust fee income                                                          5,809          5,339           11,230          9,917
  Broker/dealer revenue                                                     2,696          2,580            5,474          5,145
  ATM fee income                                                            2,701          2,507            5,304          4,898
  Other operating revenue                                                   6,008          6,120           12,152         13,029
  Venture capital securities transactions                                   3,009              -            3,009              -
  Securities transactions                                                     780            (84)             803          1,123
----------------------------------------------------------------------------------------------------------------------------------
    Total other income                                                     49,604         42,417           93,172         84,424
==================================================================================================================================
OPERATING EXPENSE
  Salary expense                                                           37,318         37,376           76,453         73,393
  Employee benefits                                                         6,958          7,375           14,429         15,454
----------------------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                                44,276         44,751           90,882         88,847
  Equipment expense                                                         7,476          6,008           14,610         12,796
  Net occupancy expense                                                     5,410          5,186           10,551         10,809
  Communications and delivery expense                                       5,057          4,673           10,101          9,643
  Advertising expense                                                       4,078          3,392            7,913          6,636
  Professional fees                                                         3,368          3,119            5,890          6,650
  FDIC insurance expense                                                      342            638              665          1,215
  Other operating expense                                                  12,162         10,377           24,399         21,334
----------------------------------------------------------------------------------------------------------------------------------
    Total operating expense                                                82,169         78,144          165,011        157,930
==================================================================================================================================
INCOME BEFORE INCOME TAX EXPENSE                                           49,096         47,776           92,430         95,097
INCOME TAX EXPENSE                                                         16,237         16,109           30,551         31,897
==================================================================================================================================
NET INCOME                                                                 32,859         31,667           61,879         63,200
PREFERRED DIVIDEND REQUIREMENTS                                                 -            705                -          1,418
==================================================================================================================================
INCOME APPLICABLE TO COMMON SHARES                                        $32,859        $30,962          $61,879        $61,782
==================================================================================================================================
EARNINGS PER COMMON SHARE
  Primary                                                                   $0.83          $0.79            $1.57          $1.58
  Fully diluted                                                             $0.81          $0.76            $1.54          $1.51
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Primary                                                              39,606,383     39,114,461       39,438,533     39,006,498
  Fully diluted                                                        42,648,573     43,971,989       42,484,392     44,020,801
==================================================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

                                 FIRST COMMERCE CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================================================================
                                                                                                           Six Months Ended
                                                                                                                June 30
--------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                           1997           1996
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                           $ 61,879       $ 63,200
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                          28,000         11,290
      Depreciation and amortization of premises and equipment                                            12,341         11,133
      Amortization of intangibles                                                                         1,163          1,461
      Deferred income tax (benefit)                                                                      (2,464)          (733)
      Net deferred loan (fees)                                                                           (2,084)        (4,145)
      Net (gain) from venture capital securities transactions                                            (3,009)             -
      Net (gain) from securities transactions                                                              (803)        (1,123)
      Net (gain) on branch divestiture                                                                        -         (1,137)
      (Increase) in trading account securities                                                          (14,050)       (15,706)
      (Increase) in accrued interest receivable                                                          (6,801)        (1,950)
      (Increase) in other assets                                                                        (12,987)       (11,009)
      Increase (decrease) in accrued interest payable                                                     9,672         (1,027)
      Increase in accounts payable and other accrued liabilities                                          1,058          6,469
      Other, net                                                                                          5,964          2,908
--------------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        77,879         59,631
================================================================================================================================
INVESTING ACTIVITIES
  Net decrease in interest-bearing deposits in banks                                                         74            541
  Proceeds from sales of securities available for sale                                                    6,877              5
  Proceeds from maturities/calls of securities available for sale                                       493,126        517,377
  Purchases of securities available for sale                                                           (371,699)      (196,712)
  Net decrease in federal funds sold and securities purchased under resale agreements                    52,810         23,060
  Net (increase) in loans                                                                              (335,731)      (317,578)
  Branch divestiture                                                                                          -        (14,410)
  Purchases of premises and equipment                                                                   (10,096)       (13,831)
  Proceeds from sales of foreclosed assets                                                                8,113          7,169
  Other, net                                                                                              1,857          1,360
--------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                                   (154,669)         6,981
================================================================================================================================
FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, NOW accounts,
    money market accounts and savings accounts                                                            9,710       (142,351)
  Net increase in time deposits                                                                         363,029         47,705
  Net (decrease) in short-term borrowings                                                              (529,185)       (32,260)
  Issuance of bank notes                                                                                258,664              -
  Payments on long-term debt                                                                                (13)           (67)
  Cash dividends paid                                                                                   (31,168)       (28,588)
  Proceeds from issuance of common and treasury stock                                                     1,043            313
  Purchase of treasury stock                                                                             (3,018)        (1,225)
--------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                     69,062       (156,473)
================================================================================================================================
    (DECREASE) IN CASH AND CASH EQUIVALENTS                                                              (7,728)       (89,861)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    440,347        497,268
================================================================================================================================
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $432,619       $407,407
================================================================================================================================
Cash paid during the period for
   Interest expense                                                                                    $144,337       $130,354
   Income taxes                                                                                         $33,332        $30,620
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


NOTE 2 - ACCOUNTING FOR INTEREST RATE CONTRACTS

     FCC uses various interest rate contracts including interest rate swaps and option based instruments such as floors, caps and collars to manage its interest rate exposure. Currently, FCC has interest rate swaps and floors. These interest rate contracts hedge against interest rate risk by reducing either cash flow or market value risk on specific assets or liabilities and are accounted for under the hedge accounting method. Revenues or expenses on these contracts are recognized over the lives of the agreements as adjustments to interest income or expense of the asset or liability hedged. Related fees and any premiums paid or received are deferred and amortized over the lives of the agreements. Any realized gains and losses resulting from early termination of interest rate contracts are deferred and amortized to the earlier of the maturity date of the hedged asset or liability, or the original expiration date of the contract. If the asset or liability being hedged is disposed of, any unrealized or deferred gain or loss on the related interest rate contract is included in determining the gain or loss from the disposition. The derivative portfolio's performance is evaluated by management on a continuous basis through the use of an effectiveness report. Each derivative's objective is compared to its actual performance so that management can assess the effectiveness of FCC's interest rate risk strategies. Interest rate contracts not qualifying for deferral accounting are recorded at market value. Any changes in market value are recognized in other income.


NOTE 3 - CREDIT CARD SECURITIZATION

     On August 7, 1997, FCC's subsidiary bank, First National Bank of Commerce (First NBC), issued $300 million of credit card securities which are backed by the cash flows from credit card receivables. The offering is through a trust called First NBC Credit Card Master Trust and is part of a $750 million shelf registration for credit card securities. First NBC retained the servicing and customer relationships of the underlying credit card accounts.
     The offering included a publicly offered $259.5 million series 1997-1, Class A certificates with a coupon of 6.15% and an expected maturity of August, 2002 and $21 million of Series 1997-1, Class B certificates with a coupon of 6.35% and an expected maturity of September, 2002. Series 1997-1 also included a privately funded $19.5 million collateral interest, which is subordinated to the Class A and Class B certificates.
     This offering will be accounted for as a sale under the criteria established by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities".


NOTE 4 - LONG-TERM DEBT

     In January 1997, First NBC established an ongoing bank note program. During the first quarter of 1997, $260 million par value of bank notes were issued, with an average original maturity of three years and an effective yield of 6.56%. There were no bank notes issued in the second quarter of 1997.


NOTE 5 - STOCK-BASED INCENTIVE COMPENSATION PLANS

     On April 21, 1997, FCC's shareholders approved the FCC 1997 Stock Option Plan (the "Option Plan"). Under the Option Plan, all outstanding stock appreciation rights (SARs) were canceled and replaced with stock options with equivalent terms. On April 25, 1997, each SAR was exchanged for one newly-issued
option to purchase  one  share  of  FCC's  common  stock.   The
options issued in exchange for SARs totaled 988,168. FCC's closing stock price on April 25, 1997 was $39.63.
     At June 30, 1997, FCC's outstanding stock options totaled 2,048,833 with a weighted average exercise price of $28.33. Exercisable stock options totaled 935,412 at June 30, 1997.
     During the first quarter of 1997, 254,633 stock options were granted at a weighted average exercise price of $40.13. Additionally, 97,947 shares of restricted stock plus performance shares equal to 50% of restricted shares were granted on this date.
     Stock options are granted at fair value at the date of the
grant.   Options  have a four-year vesting schedule with 25% of
the options becoming exercisable each year. The options expire eight years from the date of grant.
     In  the  event  of   a  change  in  control  of  FCC,  all
outstanding options become  exercisable  immediately,  and  the
restrictions   on   all   shares   of  restricted  stock  lapse
immediately.


NOTE 6 - EARNINGS PER SHARE

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share ("eps"). Under SFAS No. 128, primary eps is replaced with basic eps. Basic eps is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted eps, now called diluted eps, is still required; however, when applying the treasury stock method, the average stock price is used rather than the greater of the average or closing stock price for the period. Under SFAS No. 128, basic eps was $.85 and $.80 for the second quarters of 1997 and 1996, respectively. Diluted eps was $.81 for the second quarter of 1997 and $.76 for the second quarter of 1996. Basic eps was $1.60 for both of the six-month periods ending June 30, 1997 and 1996. For the six-month periods ending June 30, 1997 and 1996, diluted eps was $1.54 and $1.51, respectively. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997.


NOTE 7 - CONTINGENCIES

     FCC and its subsidiaries have been named as defendants in various legal actions arising from normal business activities in which damages in various amounts are claimed. The amount, if any, of ultimate liability with respect to such claims cannot be determined. However, after consulting with legal counsel, management believes any such liability will not have a material adverse effect on FCC's consolidated financial condition or results of operations.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
and Board of Directors of
First Commerce Corporation:

     We have reviewed the accompanying consolidated balance sheet of FIRST COMMERCE CORPORATION (a Louisiana corporation) and subsidiaries as of June 30, 1997, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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




                                   /s/ ARTHUR ANDERSEN LLP
                                   ARTHUR ANDERSEN LLP


New Orleans, Louisiana
August 7, 1997



                                          FIRST COMMERCE CORPORATION
                                            SELECTED FINANCIAL DATA


(dollars in thousands, except per share data)                   1997                       1996
==================================================================================================================
                                                       Second      First       Fourth      Third       Second
                                                      Quarter     Quarter     Quarter     Quarter     Quarter
------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                       $9,108,807  $9,082,650  $8,843,783  $8,526,062  $8,284,388
  Earning assets                                      8,444,555   8,400,237   8,188,195   7,857,391   7,576,406
  Loans                                               6,328,964   6,206,007   5,982,771   5,612,251   5,277,895
  Securities                                          2,058,183   2,137,468   2,157,419   2,201,775   2,197,283
  Deposits                                            7,462,260   7,372,870   6,950,851   6,792,549   6,917,697
  Long-term debt                                        340,208     257,275      82,460      85,912      85,980
  Stockholders' equity                                  736,360     723,937     710,131     709,896     738,940
------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Total interest income                              $  175,121  $  171,157  $  169,763  $  162,338  $  154,050
  Net interest income                                    96,436      95,833      96,232      93,617      90,968
  Net interest income (FTE)                              98,292      97,592      97,776      95,051      92,289
  Provision for loan losses                              14,775      13,225      14,168      12,525       7,465
  Other income (exclusive of securities transactions)    45,815      43,545      45,498      43,578      42,501
  Venture capital securities transactions                 3,009           -           -      (1,200)          -
  Securities transactions                                   780          23         407        (170)        (84)
  Operating expense                                      82,169      82,842      85,304      83,614      78,144
  Operating income                                       30,396      29,005      28,442      27,422      31,722
  Net income                                             32,859      29,020      28,707      26,531      31,667
------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                 1.45%       1.30%       1.29%       1.24%       1.54%
  Return on average total equity                          17.90%      16.26%      16.08%      14.87%      17.24%
  Return on average common equity                         17.90%      16.26%      16.81%      15.31%      17.79%
  Net interest margin                                      4.67%       4.70%       4.76%       4.82%       4.89%
  Efficiency ratio                                        57.02%      58.70%      59.54%      60.31%      57.97%
  Overhead ratio                                           1.73%       1.90%       1.93%       2.03%       1.89%
  Average loans to average deposits                       84.81%      84.17%      86.07%      82.62%      76.30%
  Allowance for loan losses to loans                       1.34%       1.31%       1.31%       1.36%       1.39%
  Nonperforming assets to loans plus foreclosed assets     0.56%       0.59%       0.51%       0.57%       0.61%
  Allowance for loan losses to nonperforming loans       258.92%     255.47%     299.42%     279.00%     265.98%
  Equity ratio                                             8.17%       7.79%       7.87%       8.03%       8.80%
  Leverage ratio                                           7.98%       7.70%       7.76%       7.90%       8.65%
------------------------------------------------------------------------------------------------------------------
SELECTED PER SHARE DATA
  Earnings Per Common Share
    Net income - primary                             $     0.83  $     0.74  $     0.76  $     0.68  $     0.79
    Net income - fully diluted                       $     0.81  $     0.73  $     0.72  $     0.66  $     0.76
    Operating income - primary                       $     0.77  $     0.74  $     0.75  $     0.71  $     0.79
    Operating income - fully diluted                 $     0.75  $     0.73  $     0.71  $     0.67  $     0.76

  Common Dividends
    Cash dividends                                   $     0.40  $     0.40  $     0.40  $     0.35  $     0.35
    Dividend payout ratio                                 48.19%      54.05%      52.63%      51.47%      44.30%

  Book Value (end of period)
    Book value                                       $    19.67  $    18.58  $    18.66  $    17.96  $    18.11
    Tangible book value                              $    19.24  $    18.13  $    18.20  $    17.46  $    17.61

  Common Stock Data
    High stock price                                 $    48.25  $    46.38  $    39.88  $    36.63  $    36.00
    Low stock price                                  $    39.00  $    38.25  $    34.88  $    33.25  $    32.25
    Closing stock price                              $    44.00  $    40.50  $    38.88  $    34.88  $    35.38
    Trading volume (in thousands)                         8,225       8,049       7,095       9,118       5,498
    Number of stockholders (end of period)                9,193       9,223       9,319       9,267       9,257

  Average Shares Outstanding (in thousands)
    Primary                                              39,606      39,269      37,771      38,074      39,114
    Fully diluted                                        42,649      42,286      42,256      42,895      43,972

NUMBER OF EMPLOYEES (end of period)                       4,002       4,058       4,036       3,997       4,053
=================================================================================================================

SECOND QUARTER IN REVIEW

     First Commerce Corporation's (FCC's) net income for the second quarter of 1997 was $32.9 million, compared to $31.7 million in last year's second quarter. Fully diluted earnings per share were $.81 in 1997's second quarter, compared to $.76 in the second quarter of 1996. Return on average equity was 17.90%, and return on average assets was 1.45% for the second quarter of 1997. The key points of the second quarter's results included the following:

   Net interest income (FTE) rose 7% from last year's second quarter, mainly on the strength of loan growth.

   The provision for loan losses was $14.8 million in the second quarter, compared to $7.5 million in 1996's second quarter. The provision increase from 1996's second quarter was related to loan growth and higher net charge-offs.

   Other income, excluding investment securities transactions, was 15% higher than in last year's second quarter. Contributing to this increase was growth of credit card fees and a net gain of $3.0 million from venture capital securities transactions.

   Operating expense was 5% higher  than  the second quarter of
   1996.   The  efficiency  ratio declined to  57.02%  for  the
   current quarter from 57.97% in 1996's second quarter.

     A more detailed review of FCC's financial condition and earnings for the second quarter of 1997 follows. This review should be read in conjunction with the consolidated financial statements of First Commerce Corporation and Subsidiaries included in this report, and the Financial Review in the 1996 Annual Report.

EARNINGS ANALYSIS

Net Interest Income
     Net interest income (FTE) for the second quarter of 1997 was $98.3 million, 7% higher than last year's second quarter. The higher net interest income principally reflected average loan growth. Average loans grew 20%, while average earning assets rose 11%, resulting in a more favorable mix of earning assets. As a percent of earning assets, average loans increased to 75% in the current quarter, compared to 70% in 1996's second quarter. Loan growth was primarily funded by increased levels of deposits and long-term debt. Growth in deposits mainly reflected the issuance of retail brokered CDs and higher levels of public funds deposits. Higher long-term debt resulted from bank notes issued.
     The net interest margin was 4.67% this quarter, compared to 4.89% in the second quarter of 1996. The decline was caused by a 36 basis point rise in the cost of interest-bearing liabilities. The higher funding costs reflected rates paid on FCC's increased level of longer-term funding sources, plus FCC's strategies of client migration and retention, which may result in moving a client to a higher rate account to improve retention and longer-term profitability. Higher funding costs were partially offset by a 16 basis point increase in the yield on earning assets, primarily due to the shift in the mix to a higher proportion of loans.
     For  the  first  six  months  of 1997, net interest income
(FTE) was $195.9 million, a 7% increase from 1996's same period. This improvement reflects 20% growth in average loans. The net interest margin was 4.68% for the first half of 1997, compared to 4.80% last year. The decline was related to higher funding costs, which primarily reflected FCC's increased level of longer-term funding sources.
     Table 1 presents average balance sheets, net interest income (FTE) and interest rates for the second quarters of 1997 and 1996, and for the first six months of 1997 and 1996. Table 2 analyzes the components of changes in net interest income between these periods.

Provision For Loan Losses
     The provision for loan losses was $14.8 million in 1997's second quarter, compared to $7.5 million in last year's same quarter. The provision exceeded net charge-offs by $6.0 million in 1997's second quarter, a reflection of both the strong loan growth and the effect of increasing charge-offs during the last twelve months which impacted the experience factor used in the allowance calculation, both of which are expected to be factors in the provision calculation over the next few quarters. For the six-month periods, the provision was $28.0 million in 1997, compared to $11.3 million in 1996. Higher net charge-offs and loan growth caused the increase. Dependent primarily upon economic conditions, national and regional trends, net charge-off levels, and changes in the level and mix of the loan portfolio, FCC's provision for loan losses may grow in future periods.
     For a discussion of the allowance for loan losses, net charge-offs and nonperforming assets, see the Credit Risk Management section of this Financial Review.

Other Income
     Other income, excluding investment securities transactions, was $48.8 million in the second quarter, compared to $42.5 million in the same quarter of 1996. Credit card fee income and venture capital securities transactions were the most significant contributors to the increase. Credit card fee income rose $3.2 million, or 29%, reflecting higher purchase volumes and late charge fee income. Higher late charge fee income was driven by both volume and pricing increases. The venture capital business realized a net gain of $3.0 million from the sale of certain securities in which it invested. FCC began its venture capital business in 1994 to provide companies with capital for growth through expansion or acquisition, satisfying the corporate finance needs that traditional bank lending could not meet. Additional increases experienced in trust income ($470,000, or 9%) and broker/dealer revenue ($116,000, or 4%) were mainly related to higher business volumes. Service charges on deposits fell 4% from 1996's second quarter, reflecting FCC's strategies of client migration and retention, which may result in moving a client to a lower fee account to improve retention and longer-term profitability.
     For the six-month period, other income, excluding investment securities transactions, was $92.4 million, 11% higher than in 1996. Improvements in credit card ($5.9 million, or 28%) and trust ($1.3 million, or 13%) income were the primary causes of the increase, and mainly reflected a continuing rise in business volumes. The $3.0 million net gain on venture capital securities transactions also contributed to the increase.
     Investment securities transactions resulted in pretax net gains of $780,000 in the second quarter of 1997, compared to pretax net losses of $84,000 in last year's same quarter. Pretax net gains of $803,000 and $1.1 million were recorded in the six months ended June 30, 1997 and 1996, respectively.

Operating Expense
     Operating expense was $82.2 million in 1997's second quarter, up 5% from the second quarter of 1996. Equipment
expense  grew  $1.5  million,  or   24%,  reflecting  increased
depreciation.   Advertising expense rose  ($686,000,  or  20%),
mainly  reflecting   increased   credit   card  and  promotions
expenses.   Personnel  expense  was 1% lower than  1996's  same
quarter, reflecting lower stock appreciation rights (SARs) expense, partially offset by annual merit raises. On April 25, 1997, all outstanding SARs were canceled and replaced with
stock options   with   equivalent  terms. Compensation expense
is increased or decreased in connection with SARs based on the market value of FCC's common stock; therefore, this expense is subject to the volatility of the stock market. This exchange capped the total expense at the stock price on the exchange date, eliminating this volatility. The efficiency ratio was 57.02% for the current quarter, compared to 57.97% in 1996's second quarter.
     For the six-month period, operating expense rose $7.1 million, or 4%. Personnel expense increased $2.0 million, or 2%, due to annual merit raises, partially offset by lower SARs
expense.   Higher  equipment ($1.8 million), advertising  ($1.3
million) and bank stock tax ($1.2 million) expenses also contributed to the rise in operating expense. For the first six months of 1997, the efficiency ratio was 57.85%, compared to 59.38% for the same period in 1996.

FINANCIAL CONDITION ANALYSIS

Loans
     At June 30, 1997, loans were $6.5 billion, 20% higher than one year ago and 5% higher than year-end 1996. Average loans for the second quarter of 1997 were $6.3 billion, 20% higher than last year's same period. Loan growth continues to be broad-based with the most significant increases in commercial and commercial real estate.
     On August 7, 1997, FCC's subsidiary bank, First National Bank of Commerce (First NBC), issued $300 million of credit card securities, which are backed by the cash flows from credit card receivables. This transaction will be accounted for as a sale under the criteria established by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." First NBC retained the servicing and customer relationships of the underlying credit card accounts.


Securities
     Securities were $2.1 billion at the end of the second quarter, compared to $2.2 billion at December 31, 1996. For both periods, all securities were classified as available for sale. Unrealized gains, net of tax, increased stockholders' equity $21 million at June 30, 1997, compared to $23 million at year-end 1996. Market value fluctuations are related to changes in the level of securities and market interest rates.
     During 1997's second quarter, securities averaged $2.1 billion, 6% lower than 1996's second quarter. The majority of the proceeds from securities maturing during 1996 funded loan growth. It is likely that the proceeds from securities maturities or sales will be reinvested in other securities during 1997.

Money Market Investments
     Money market investments were $34 million at June 30, 1997. Average money market investments for the second quarter of 1997 were $57 million, compared to $101 million for the second quarter of 1996. The reduction funded loan growth. As a percent of average earning assets, money market investments were 1% for both periods.

Deposits
     At June 30, 1997, deposits were $7.7 billion, compared to $7.3 billion at year-end 1996. Average deposits for the current quarter were $7.5 billion, 8% over 1996's second quarter. Deposit growth was primarily related to FCC's retail brokered CD program and public funds deposits. FCC's retail brokered CD program was established in the fourth quarter of 1996. CDs issued under this program are included in time deposits of $100,000 and over and averaged $274 million for the second quarter of 1997. Average core deposits, which exclude time deposits of $100,000 and over, rose 1%, compared to the second quarter of 1996.

Short-Term Borrowings
     Short-term borrowings were $416 million as of June 30, 1997, a 56% decline from December 31, 1996. The decline reflected the issuance of longer-term brokered CDs and bank notes, plus the higher level of public funds deposits. During the second quarter, short-term borrowings averaged $442 million, or 5% of average earning assets, compared to $419 million, or 6% of average earning assets, for 1996's second quarter.

Long-Term Debt
     At June 30, 1997, long-term debt was $340 million, compared to $81 million at December 31, 1996. In January 1997, First NBC established an ongoing bank note program to diversify its access to wholesale funding sources. The increase in long-term debt from year-end 1996 reflects the issuance of $260 million of bank notes under this program. The bank notes issued have an average original maturity of three years.

Interest Rate Contracts
     The total notional amount of FCC's interest rate contracts at June 30, 1997 was $776 million, compared to $766 million at March 31, 1997. Table 3 summarizes FCC's interest rate contracts at June 30, 1997. During the current quarter, FCC entered into interest rate swaps with a total notional amount of $10 million. These interest rate swaps convert a portion of retail brokered CDs from fixed to floating rate.
     For the second quarter and first six months of 1997, interest rate contracts increased net interest income $454,000 and $580,000, respectively. At June 30, 1997, the estimated fair value of FCC's interest rate contracts was $3.9 million, compared to a loss of $862,000 at March 31, 1997. The change is due to a decline in market interest rates.

Liquidity
     In order to enhance liquidity, FCC has begun to diversify its access to wholesale funding sources. Retail brokered CD and bank note programs were established in the fourth quarter of 1996 and the first quarter of 1997, respectively. In addition, FCC has established a credit card securitization program. On August 7, 1997, First NBC issued $300 million of credit card securities under this program. This issuance is discussed more completely in the Loans section of this Financial Review.

Capital and Dividends
     At June 30, 1997, stockholders' equity was 8.17% of total assets, compared to 7.87% at December 31, 1996. The increase reflects net earnings for the six-month period, plus the effect of the conversion of SARs to stock options. Table 5 presents FCC's risk-based and other capital ratios as of June 30, 1997 and year-end 1996. All ratios remain well above regulatory minimums. Under present regulations, all six of FCC's banks are classified as "well-capitalized."
     At the end of the second quarter, the Parent Company had $72 million of net working capital. Additionally, the Parent Company could receive dividends from the Banks without prior regulatory approval of $69 million, plus an amount equal to the Banks' adjusted net profits for the remainder of the year.

Credit Risk Management
Nonperforming Assets
     Nonperforming assets were $37 million at June 30, 1997, compared to $32 million at year-end 1996. The increase was mainly due to several commercial loans placed on nonaccrual status during the first quarter of 1997. Nonperforming assets were .56% of loans at the end of the second quarter, compared to .51% at December 31, 1996. 61% of nonperforming loans were contractually current or no more than 30 days past due at the end of the second quarter, compared to 42% at December 31, 1996.
     Accruing loans past due 90 days or more were $28 million, or .43% of loans, at June 30, 1997, compared to $29 million, or
 .47% of loans, at  December  31,  1996.   Watch  list loans and
foreclosed assets were $178 million at quarter-end, compared to $157 million at December 31, 1996.
     Table 6 presents information on nonperforming assets, detailed by type, as of June 30, 1997 and December 31, 1996.

Allowance for Loan Losses
     The allowance for loan losses was $88 million, or 1.34% of loans, at June 30, 1997, compared to $82 million, or 1.31% of loans, at year-end 1996. At the end of 1997's second quarter, the allowance for loan losses was 259% of nonperforming loans, compared to 299% at December 31, 1996. For the six months ended June 30, 1997, the provision exceeded net charge-offs by $6.1 million, reflecting both the strong loan growth and the effect of increasing charge-offs during the last twelve months, which impacted the experience factor used in the allowance calculation, both of which are expected to be factors in the provision calculation over the next few quarters. Management believes that the allowance is adequate to cover losses inherent in the loan portfolio.
     For the second quarter, net charge-offs were $9 million, or .55% of loans. Net charge-offs were $13 million, or .85% of loans, in the first quarter of 1997 and $7 million, or .51% of loans, in 1996's second quarter. For the six-month periods, net charge-offs were $22 million, or .70%, in 1997 and $12 million, or .45%, in 1996.
     Higher net charge-offs of credit card loans and loans to individuals caused the increase in net charge-offs from 1996's second quarter. Credit card net charge-offs were $4 million higher than in the second quarter of 1996. As a percent of average credit card loans, credit card net charge-offs were 4.16% in 1997's second quarter, compared to 3.08% in 1996's same period. The increase in credit card net charge-offs reflected the national trend, also experienced at FCC, of rising credit card loan losses. Net charge-offs of loans to individuals rose $2 million, compared to the second quarter of 1996.
     The decline in net charge-offs from 1997's first quarter reflected lower net charge-offs on credit card loans and loans to individuals, plus higher recoveries on commercial loans. Credit card net charge-offs decreased to $8.7 million this quarter, or 4.16% of average credit card loans, from $9.0 million, or 4.40%, in the prior quarter. Net charge-offs of loans to individuals were .76% in the second quarter, compared to .90% last quarter. Commercial net recoveries rose $3 million, mainly due to one commercial real estate recovery.
     Dependent primarily upon economic conditions, national and regional trends, net charge-off levels, and changes in the level and mix of the loan portfolio, FCC's provision for loan losses may grow in future periods.
     Table 7 presents the activity in the allowance for loan losses for the second quarters and first six months of 1997 and 1996.




TABLE 1. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE)(a) AND
INTEREST RATES
                                    Three Months Ended               Three Months Ended
                                      June 30, 1997                     June 30, 1996
----------------------------------------------------------------------------------------------
                              Average                           Average
(dollars in thousands)        Balance    Interest     Rate      Balance     Interest    Rate
----------------------------------------------------------------------------------------------
ASSETS
 EARNING ASSETS
  Loans (b)                 $6,328,964   $141,577     8.97%   $5,277,895    $117,420    8.94%
  Securities
   Taxable                   1,976,165     32,571     6.60     2,109,071      34,425    6.55
   Tax-exempt                   82,018      2,094    10.21        88,212       2,242   10.17
----------------------------------------------------------------------------------------------
    Total securities         2,058,183     34,665     6.75     2,197,283      36,667    6.70
----------------------------------------------------------------------------------------------
  Money market
  investments                   57,408        735     5.13       101,228       1,284    5.10
----------------------------------------------------------------------------------------------
    Total earning assets     8,444,555   $176,977     8.40%    7,576,406    $155,371    8.24%
----------------------------------------------------------------------------------------------
NONEARNING ASSETS
  Other assets(c)              749,202                           783,071
  Allowance for loan losses    (84,950)                          (75,089)
----------------------------------------------------------------------------------------------
    Total assets            $9,108,807                        $8,284,388
==============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 INTEREST-BEARING LIABILITIES
  Interest-bearing deposits
   NOW account deposits     $1,191,372     $6,585     2.22%   $1,097,870      $5,016    1.84%
   Money market
   investment deposits         931,577      7,825     3.37       872,893       6,467    2.98
   Savings and other
   consumer time deposits    2,740,309     33,234     4.86     2,803,482      32,893    4.72
   Time deposits $100,000
   and over                  1,303,118     18,317     5.64       796,395      10,553    5.33
----------------------------------------------------------------------------------------------
    Total interest-bearing
    deposits                 6,166,376     65,961     4.29     5,570,640      54,929    3.97
----------------------------------------------------------------------------------------------
  Short-term borrowings        442,184      5,773     5.24       418,792       5,545    5.33
  Long-term debt               340,208      6,951     8.17        85,980       2,608   12.20
----------------------------------------------------------------------------------------------
    Total interest-bearing
    liabilities              6,948,768    $78,685     4.54%    6,075,412     $63,082    4.18%
----------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
 AND STOCKHOLDERS' EQUITY
  Noninterest-bearing
  deposits                   1,295,884                         1,347,057
  Other liabilities            127,795                           122,979
  Stockholders' equity         736,360                           738,940
----------------------------------------------------------------------------------------------
    Total liabilities and
    stockholders' equity    $9,108,807                        $8,284,388
==============================================================================================
    Net interest income
    (FTE) and margin                      $98,292     4.67%                  $92,289    4.89%
----------------------------------------------------------------------------------------------
    Net earning assets
    and interest spread     $1,495,787                3.86%   $1,500,994                4.06%
----------------------------------------------------------------------------------------------
    Cost of funds                                     3.73%                             3.35%
----------------------------------------------------------------------------------------------
(a) Fully taxable equivalent based on a 35% tax rate.
(b) Net of unearned income, prior to deduction of allowance for loan losses and including nonaccrual loans.
(c) Includes mark-to-market adjustment on securities available for sale.

TABLE 1. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE)(a) AND
INTEREST RATES (continued)
                                     Six Months Ended                 Six Months Ended
                                      June 30, 1997                     June 30, 1996
----------------------------------------------------------------------------------------------
                              Average                           Average
(dollars in thousands)        Balance    Interest     Rate      Balance     Interest    Rate
----------------------------------------------------------------------------------------------
ASSETS
 EARNING ASSETS
  Loans (b)                 $6,267,825   $278,129     8.94%   $5,224,210    $232,310    8.94%
  Securities
   Taxable                   2,014,405     66,125     6.60     2,238,131      72,888    6.54
   Tax-exempt                   83,201      4,222    10.15        89,209       4,497   10.08
----------------------------------------------------------------------------------------------
    Total securities         2,097,606     70,347     6.74     2,327,340      77,385    6.67
----------------------------------------------------------------------------------------------
  Money market
  investments                   57,086      1,417     5.00        86,586       2,209    5.13
----------------------------------------------------------------------------------------------
    Total earning assets     8,422,517   $349,893     8.36%    7,638,136    $311,904    8.20%
----------------------------------------------------------------------------------------------
NONEARNING ASSETS
  Other assets(c)              757,203                           800,912
  Allowance for loan losses    (83,919)                          (75,510)
----------------------------------------------------------------------------------------------
    Total assets            $9,095,801                        $8,363,538
==============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
 INTEREST-BEARING LIABILITIES
  Interest-bearing deposits
   NOW account deposits     $1,231,020    $14,012     2.30%   $1,116,580     $10,735    1.93%
   Money market
   investment deposits         907,445     14,665     3.26       839,561      12,378    2.96
   Savings and other
   consumer time deposits    2,744,141     65,720     4.83     2,803,438      66,046    4.74
   Time deposits $100,000
   and over                  1,230,828     34,067     5.58       781,951      20,883    5.37
----------------------------------------------------------------------------------------------
    Total interest-bearing
    deposits                 6,113,434     128,464    4.24     5,541,530     110,042    3.99
----------------------------------------------------------------------------------------------
  Short-term borrowings        510,003      13,067    5.17       511,110      13,862    5.45
  Long-term debt               298,970      12,478    8.35        86,504       5,327   12.38
----------------------------------------------------------------------------------------------
    Total interest-bearing
    liabilities              6,922,407    $154,009    4.48%    6,139,144    $129,231    4.23%
----------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
 AND STOCKHOLDERS' EQUITY
  Noninterest-bearing
  deposits                   1,304,380                         1,362,294
  Other liabilities            138,831                           122,587
  Stockholders' equity         730,183                           739,513
----------------------------------------------------------------------------------------------
    Total liabilities and
    stockholders' equity    $9,095,801                        $8,363,538
==============================================================================================
    Net interest income
    (FTE) and margin                     $195,884     4.68%                 $182,673    4.80%
----------------------------------------------------------------------------------------------
    Net earning assets
    and interest spread     $1,500,110                3.88%   $1,498,992                3.97%
----------------------------------------------------------------------------------------------
    Cost of funds                                     3.68%                             3.40%
----------------------------------------------------------------------------------------------
(a) Fully taxable equivalent based on a 35% tax rate.
(b) Net of unearned income, prior to deduction of allowance for loan losses and including nonaccrual loans.
(c) Includes mark-to-market adjustment on securities available for sale.


TABLE 2. SUMMARY OF CHANGES IN NET INTEREST INCOME (FTE) (a)
                                  Three Months Ended June 30, 1997          Six Months Ended June 30, 1997
                                  Compared to Three Months Ended            Compared to Six Months Ended
                                           June 30, 1996                             June 30, 1996
----------------------------------------------------------------------------------------------------------------
                                  Total        Due to        Due to        Total        Due to        Due to
                                Increase      Change in     Change in     Increase     Change in    Change in
(in thousands)                 (Decrease)      Volume         Rate       (Decrease)      Volume        Rate
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME (FTE)
  Loans                        $  24,157    $   24,290    $   (133)      $ 45,819      $ 48,149    $ (2,330)
  Securities
   Taxable                        (1,854)       (2,129)        275         (6,763)       (7,256)        493
   Tax-exempt                       (148)         (158)         10           (275)         (305)         30
----------------------------------------------------------------------------------------------------------------
    Total securities              (2,002)       (2,287)        285         (7,038)       (7,561)        523
----------------------------------------------------------------------------------------------------------------
  Money market investments          (549)         (609)         60           (792)         (811)         19
----------------------------------------------------------------------------------------------------------------
    Total interest income
    (FTE)                      $  21,606    $   21,394    $    212       $ 37,989      $ 39,777    $ (1,788)
================================================================================================================
INTEREST EXPENSE
  Interest-bearing deposits
   NOW account deposits        $   1,569    $      453    $  1,116       $  3,277      $  1,173    $  2,104
   Money market investment
   deposits                        1,358           454         904          2,287         1,045       1,242
   Savings and other consumer
   time deposits                     341          (751)      1,092           (326)       (1,410)      1,084
   Time deposits $100,000
   and over                        7,764         7,087         677          13,184       12,392         792
----------------------------------------------------------------------------------------------------------------
    Total interest-bearing
    deposits                      11,032         7,243       3,789          18,422       13,200       5,222
----------------------------------------------------------------------------------------------------------------
  Short-term borrowings              228           306         (78)           (795)         (30)       (765)
  Long-term debt                   4,343         5,445      (1,102)          7,151        9,357      (2,206)
----------------------------------------------------------------------------------------------------------------
    Total interest expense     $  15,603     $  12,994    $  2,609        $ 24,778     $ 22,527    $  2,251
----------------------------------------------------------------------------------------------------------------
    Change in net interest
    income (FTE)               $   6,003     $   8,400    $ (2,397)       $ 13,211     $ 17,250    $ (4,039)
================================================================================================================
(a) Changes not solely due to either volume or rate are allocated on a proportional basis.


TABLE 3.  INTEREST RATE CONTRACTS

                                                                           Weighted Average Rate
                                                                   ----------------------------------
                                                                                   Pay
                                                                    Receive     Floating
                            Notional            Maturity             Fixed        Rate        Strike        Underlying
(dollars in thousands)       Amount               Date               Rate        (LIBOR)       Rate       Asset/Liability
---------------------------------------------------------------------------------------------------------------------------
Floors                     $500,000           December 1998           -%            -%         4.65%   Transaction deposits
Swaps                        10,000   February 1998 -February 2000   6.19         5.74           -     Long-term bank notes
Swaps                       166,000   January 1999 - February 2002   6.44         5.82           -     Retail brokered CDs
Swap                        100,000             March 2002           7.18         5.78           -          Loans
---------------------------------------------------------------------------------------------------------------------------
Total at June 30, 1997     $776,000                                  6.70%        5.80%        4.65%
===========================================================================================================================



TABLE 4.  NET INTEREST INCOME (EXPENSE) FROM INTEREST RATE CONTRACTS
(in thousands)                      Floors        Swaps        Total
---------------------------------------------------------------------
Three months ended June 30, 1997
  Interest income                  $   -        $  596       $  596
  Amortization                       (142)          -          (142)
---------------------------------------------------------------------
Net interest income (expense)      $ (142)      $  596       $  454
=====================================================================
Six months ended June 30, 1997
  Interest income                  $   -        $  864       $  864
  Amortization                       (284)          -          (284)
---------------------------------------------------------------------
Net interest income (expense)      $ (284)      $  864       $  580
=====================================================================



TABLE 5. RISK-BASED CAPITAL AND CAPITAL RATIOS
                                             June 30          December 31
(dollars in thousands)                        1997                1996
----------------------------------------------------------------------------
Tier 1 capital                            $  725,383          $  683,190
Tier 2 capital                               130,977             126,993
----------------------------------------------------------------------------
  Total capital                           $  856,360          $  810,183
============================================================================
Risk-weighted assets                      $6,610,529          $6,294,032
============================================================================
Ratios
 Leverage ratio                               7.98%               7.76%
 Tier 1 capital                              10.97%              10.85%
 Total capital                               12.95%              12.87%
 Equity ratio                                 8.17%               7.87%
 Tangible equity ratio                        8.01%               7.69%
============================================================================


TABLE 6. NONPERFORMING ASSETS
                                             June 30           December 31
(dollars in thousands)                         1997                1996
----------------------------------------------------------------------------
Nonaccrual loans by type
  Loans to individuals-residential
  mortgages                                $  8,081             $  7,908
  Loans to individuals-other                  1,438                1,007
  Commercial, financial and other            11,243               11,037
  Real estate-commercial mortgages           12,687                6,687
  Real estate-construction and other            427                  616
----------------------------------------------------------------------------
   Total nonaccrual loans                    33,876               27,255
----------------------------------------------------------------------------
Foreclosed assets                             2,830                4,600
----------------------------------------------------------------------------
Total nonperforming assets                 $ 36,706             $ 31,855
============================================================================
Loans past due 90 days or more
and not on nonaccrual status               $ 27,987             $ 29,451
============================================================================
Ratios
 Nonperforming assets as a percent of
  loans plus foreclosed assets                0.56%                 0.51%
 Allowance for loan losses as a
  percent of nonperforming loans            258.92%               299.42%
 Loans past due 90 days or more and
  not on nonaccrual status as
   a percent of loans                         0.43%                 0.47%
============================================================================


TABLE 7. SUMMARY OF LOAN LOSS EXPERIENCE
====================================================================================
                                     Three Months Ended           Six Months Ended
                                          June 30                      June 30
(dollars in thousands)                1997         1996           1997         1996
====================================================================================
Balance at beginning of period      $81,690      $74,534        $81,606      $75,845
Provision charged to expense         14,775        7,465         28,000       11,290
Loans charged to the allowance
  Loans to individuals-residential
   mortgages                             30           46             37           52
  Loans to individuals-other          5,183        3,269         10,826        6,547
  Commercial, financial and other       206          204          1,312          281
  Real estate-commercial mortgages        1            -             21            1
  Real estate-construction and other      -            -              2            -
  Credit card loans                   9,831        5,904         19,819       10,855
------------------------------------------------------------------------------------
   Total charge-offs                 15,251        9,423         32,017       17,736
------------------------------------------------------------------------------------
Recoveries on loans previously
charged to the allowance
  Loans to individuals-residential
   mortgages                             58           84            231          148
  Loans to individuals-other          1,351        1,168          2,651        2,075
  Commercial, financial and other       571          393          1,489        1,476
  Real estate-commercial mortgages    3,349          144          3,630          277
  Real estate-construction and other      3            6              8          162
  Credit card loans                   1,167          961          2,115        1,795
-------------------------------------------------------------------------------------
   Total recoveries                   6,499        2,756         10,124        5,933
------------------------------------------------------------------------------------
    Net charge-offs                   8,752        6,667         21,893       11,803
------------------------------------------------------------------------------------
Balance at end of period            $87,713      $75,332        $87,713      $75,332
====================================================================================
Gross annualized charge-offs as
 a percent of average loans           0.96%        0.71%          1.02%        0.68%
Recoveries as a percent of
 gross charge-offs                   42.61%       29.25%         31.62%       33.45%
Net annualized charge-offs
 as a percent of average loans        0.55%        0.51%          0.70%        0.45%
Allowance for loan losses as a
 percent of loans at end of period    1.34%        1.39%          1.34%        1.39%
====================================================================================



                  Part II:  Other Information

Item 1.  Legal Proceedings.

                  At   June   30,   1997,  FCC's  wholly  owned
             subsidiary, First National Bank of Commerce (First
             NBC), was a defendant in a suit filed against it by First Trust National Association (First Trust) in the U. S. District Court for the Southern District of Mississippi on June 10, 1997. First Trust, in its capacity as indenture trustee of certain mortgage notes, alleges that First NBC, as disbursing agent for the proceeds of sale of the notes, breached its contractual obligations by disbursing funds without following the terms of the Disbursement Agreement. First Trust seeks reimbursement from First NBC for any losses by it and the holders of the notes, estimated by it at $25 million, plus expenses. In the opinion of management, after consulting with counsel, the ultimate outcome of the litigation is not expected to result in a material adverse effect upon FCC.
                  FCC and its subsidiaries have  been  named as
             defendants in various other legal actions arising from normal business activities in which damages in various amounts are claimed. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but is not expected to be material.

Item 2. Changes in Securities.

             None

Item 3. Defaults Upon Senior Securities.

             None

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The annual meeting of the shareholders of FCC was held on April 21, 1997.

        (b) and (c)
                                                                       BROKER
SUBMISSION OF MATTERS             FOR         AGAINST*    ABSTAIN     NONVOTE
I.  Directors Elected
     Ian Arnof                 28,415,828     150,552        0           0
     James J. Bailey III       28,419,563     146,817        0           0
     John W. Barton            28,422,979     143,401        0           0
     Sydney J. Besthoff III    28,119,869     446,511        0           0
     Robert H. Bolton          28,406,332     160,048        0           0
     Robert C. Cudd III        28,425,340     141,040        0           0
     Frances B. Davis          28,419,286     147,094        0           0
     Laurance Eustis, Jr.      28,408,964     157,416        0           0
     William P. Fuller         28,426,829     139,551        0           0
     Arthur Hollins III        28,420,824     145,556        0           0
     F. Ben James, Jr.         28,433,172     133,208        0           0
     Erik F. Johnsen           28,141,326     425,054        0           0
     J. Merrick Jones, Jr.     28,434,306     132,074        0           0
     Edwin Lupberger           28,156,173     410,207        0           0
     Mary Chavanne Martin      28,355,370     211,010        0           0
     Hugh G. McDonald, Jr.     28,429,282     137,098        0           0
     Saul A. Mintz             28,414,115     152,265        0           0
     Hermann Moyse, Jr.        28,412,883     153,497        0           0
     O. Miles Pollard, Jr.     28,431,550     134,830        0           0
     G. Frank Purvis, Jr.      28,410,181     156,199        0           0
     Tom H. Scott              28,406,645     159,735        0           0
     Edward M. Simmons         28,420,242     146,138        0           0
     H. Leighton Steward       28,431,106     135,274        0           0
     Robert A. Weigle          28,434,306     132,074        0           0

II. 1997 Stock Option Plan     27,070,190   1,211,114  285,076           0

III. Performance goals for     27,428,715     759,272  378,393           0
     restricted stock and
     performance share awards
     under FCC's 1992 Stock
     Incentive Plan

        *With respect to the election of directors, amounts shown reflect shares as to which authority to vote was withheld.

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

         10.2 - FCC Amended and Restated Supplemental Tax-Deferred Savings Plan included as Exhibit
                  10.1 to FCC's Annual Report on Form 10-K  for
                  the   year  ended  December  31,  1994,  and
                  incorporated herein by reference.

         10.3 - FCC Amended and Restated Retirement Benefit Restoration Plan included as Exhibit 10.3 to FCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

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

         10.9 -   FCC  1997   Stock  Option  Plan  included  as
                  Exhibit 10.9 to FCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

           11 -   Statement  Re: Computation  of  Earnings  Per
                    Share

           15 - Letter regarding unaudited interim financial information

           27 -   Financial Data Schedule

        (b)  Reports on Form 8-K.

                  A report on Form 8-K dated April 14, 1997 was filed by the Registrant under Item 5, Other Events. The document was filed to disclose FCC's issuance of a press release dated April 11, 1997, announcing FCC's earnings for the First Quarter of 1997.


                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              First Commerce Corporation
                              (Registrant)



Date: August 13, 1997         /s/ Thomas L. Callicutt, Jr.
-----------------------       ------------------------------
                              Thomas L. Callicutt, Jr.
                              Executive Vice President, Controller and
                              Principal Accounting Officer