Form 10-Q
period 1997-09-30
FIRST COMMERCE CORP /LA/
filed 1997-11-14
CIK 36204

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997


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
Yes   X      No
   -------      ------
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.


           Class                          Outstanding as of October 31, 1997
           -----                          ----------------------------------
   Common Stock, $5.00 par value                       39,035,538


                        FIRST COMMERCE CORPORATION
                             TABLE OF CONTENTS





                                                                  Page No.
                                                                  --------
Part I: Financial Information

     Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets                           3

               Consolidated Statements of Income                     4

               Consolidated Statements of Cash Flows                 5

               Notes to Consolidated Financial Statements            6

               Report of Independent Public Accountants             11


     Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations             13


Part II:  Other Information                                         28


                         FIRST COMMERCE CORPORATION
                        CONSOLIDATED BALANCE SHEETS
==============================================================================================================================
                                                                                        September 30         December 31
(dollars in thousands)                                                                      1997                 1996
------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                               $  350,635          $  440,347
  Interest-bearing deposits in banks                                                            66                 134
  Federal funds sold and securities purchased under resale agreements                       37,000              59,250
  Trading account securities                                                                22,687              13,122
  Securities available for sale, at fair value                                           2,283,087           2,177,529
  Loans, net of unearned income of $777 and $2,589, respectively                         6,322,851           6,217,483
      Allowance for loan losses                                                            (84,374)            (81,606)
------------------------------------------------------------------------------------------------------------------------------
        Net loans                                                                        6,238,477           6,135,877
==============================================================================================================================
  Premises and equipment                                                                   162,153             170,431
  Accrued interest receivable                                                               99,971             105,888
  Other assets                                                                             117,170              87,532
------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                    $9,311,246          $9,190,110
==============================================================================================================================
LIABILITIES
  Noninterest-bearing deposits                                                          $1,343,610          $1,436,038
  Interest-bearing deposits                                                              6,103,877           5,868,808
------------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                   7,447,487           7,304,846
==============================================================================================================================
  Short-term borrowings                                                                    542,866             944,823
  Accrued interest payable                                                                  53,080              44,160
  Accounts payable and other accrued liabilities                                            90,256              91,883
  Long-term debt                                                                           390,774              80,723
------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                8,524,463           8,466,435
==============================================================================================================================
STOCKHOLDERS' EQUITY
  Preferred stock; 5,000,000 shares authorized, none issued                                      -                   -
  Common stock, $5 par value
      Authorized -- 100,000,000 shares
      Issued -- 39,014,144 and 39,402,926 shares, respectively                             195,071             197,015
  Capital surplus                                                                          163,785             146,390
  Retained earnings                                                                        407,405             373,521
  Treasury stock -- 19,862 and 482,998 common shares, respectively, at cost                 (1,078)            (13,150)
  Unearned restricted stock compensation                                                    (6,444)             (2,956)
  Net unrealized gain on securities available for sale                                      28,044              22,855
------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                         786,783             723,675
==============================================================================================================================
        Total liabilities and stockholders' equity                                      $9,311,246          $9,190,110
==============================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.




                         FIRST COMMERCE CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
====================================================================================================================
                                                              Three Months Ended              Nine Months Ended
                                                                 September 30                    September 30
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                1997           1996             1997           1996
--------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                               $141,867       $125,134         $417,747       $356,079
  Interest and dividends on taxable securities               32,477         35,127           98,484        107,915
  Interest on tax-exempt securities                           1,441          1,555            4,420          4,741
  Interest on money market investments                          944            522            2,356          2,727
--------------------------------------------------------------------------------------------------------------------
    Total interest income                                   176,729        162,338          523,007        471,462
====================================================================================================================
INTEREST EXPENSE
  Interest on deposits                                       67,720         55,097          196,184        165,139
  Interest on short-term borrowings                           6,445         10,937           19,512         24,799
  Interest on long-term debt                                  7,426          2,687           19,904          8,014
--------------------------------------------------------------------------------------------------------------------
    Total interest expense                                   81,591         68,721          235,600        197,952
====================================================================================================================
NET INTEREST INCOME                                          95,138         93,617          287,407        273,510
PROVISION FOR LOAN LOSSES                                    15,806         12,525           43,806         23,815
--------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          79,332         81,092          243,601        249,695
====================================================================================================================
OTHER INCOME
  Deposit fees and service charges                           14,159         14,695           42,387         43,904
  Credit card fee income                                     12,420         12,310           39,392         33,413
  Securitization revenue                                      3,783              -            3,783              -
  Trust fee income                                            5,807          5,266           17,037         15,183
  Broker/dealer revenue                                       3,406          2,682            8,880          7,827
  ATM fee income                                              2,680          2,349            7,984          7,247
  Other operating revenue                                     6,140          6,276           18,292         19,305
  Venture capital securities transactions                     3,480         (1,200)           6,489         (1,200)
  Investment securities transactions                            182           (170)             985            953
--------------------------------------------------------------------------------------------------------------------
    Total other income                                       52,057         42,208          145,229        126,632
====================================================================================================================
OPERATING EXPENSE
  Salary expense                                             39,458         37,268          115,911        110,661
  Employee benefits                                           7,497          6,471           21,926         21,925
--------------------------------------------------------------------------------------------------------------------
    Total personnel expense                                  46,955         43,739          137,837        132,586
  Equipment expense                                           7,729          6,958           22,339         19,754
  Net occupancy expense                                       5,476          5,141           16,027         15,950
  Communications and delivery expense                         5,083          4,640           15,184         14,283
  Advertising expense                                         3,607          3,521           11,520         10,157
  Professional fees                                           2,958          2,916            8,848          9,566
  FDIC insurance expense                                        344          5,842            1,009          7,057
  Other operating expense                                    12,181         10,857           36,580         32,191
--------------------------------------------------------------------------------------------------------------------
    Total operating expense                                  84,333         83,614          249,344        241,544
====================================================================================================================
INCOME BEFORE INCOME TAX EXPENSE                             47,056         39,686          139,486        134,783
INCOME TAX EXPENSE                                           15,358         13,155           45,909         45,052
====================================================================================================================
NET INCOME                                                   31,698         26,531           93,577         89,731
PREFERRED DIVIDEND REQUIREMENTS                                   -            698                -          2,116
====================================================================================================================
INCOME APPLICABLE TO COMMON SHARES                         $ 31,698       $ 25,833         $ 93,577       $ 87,615
====================================================================================================================
EARNINGS PER COMMON SHARE
  Primary                                                  $    .79       $    .68         $   2.36       $   2.26
  Fully diluted                                            $    .77       $    .66         $   2.31       $   2.17
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Primary                                                39,884,260     38,074,386       39,588,741     38,693,526
  Fully diluted                                          42,987,457     42,895,284       42,745,637     43,637,553
====================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.



                                   FIRST COMMERCE CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
======================================================================================================================
                                                                                                Nine Months Ended
                                                                                                 September 30
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                        1997           1996
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                             $   93,577     $   89,731
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                              43,806         23,815
      Depreciation and amortization of premises and equipment                                18,812         17,049
      Amortization of intangibles                                                             1,739          2,179
      Deferred income tax (benefit)                                                          (6,017)        (2,142)
      Net deferred loan (fees)                                                               (3,167)        (5,906)
      Net (gain) loss from venture capital securities transactions                           (6,489)         1,200
      Net (gain) from investment securities transactions                                       (985)          (953)
      Net (gain) on branch divestiture                                                            -         (1,137)
      (Increase) in trading account securities                                               (9,565)       (16,660)
      Decrease in accrued interest receivable                                                 3,953            187
      (Increase) in other assets                                                            (17,862)       (13,621)
      Increase in accrued interest payable                                                    8,920          1,265
      Increase in accounts payable and other accrued liabilities                              9,014         16,081
      Other, net                                                                              5,560            552
----------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                           141,296        111,640
======================================================================================================================
INVESTING ACTIVITIES
  Net decrease in interest-bearing deposits in banks                                             68            657
  Proceeds from sales of securities available for sale                                      523,747              5
  Proceeds from maturities/calls of securities available for sale                           770,374        562,055
  Purchases of securities available for sale                                             (1,383,901)      (197,483)
  Net decrease in federal funds sold and securities purchased under resale agreements        22,250         26,430
  Net (increase) in loans                                                                  (457,492)      (734,920)
  Branch divestiture                                                                              -        (14,410)
  Purchases of premises and equipment                                                       (13,150)       (20,059)
  Proceeds from sales of foreclosed assets                                                   11,662          9,394
  Other, net                                                                                  2,435          1,733
----------------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                                (524,007)      (366,598)
======================================================================================================================
FINANCING ACTIVITIES
  Net proceeds from sale of securitized credit card receivables                             296,525              -
  Net (decrease) in transaction and savings accounts                                       (122,483)      (201,850)
  Net increase in time deposits                                                             263,143        115,933
  Net increase (decrease) in short-term borrowings                                         (401,957)       360,153
  Issuance of bank notes                                                                    309,153              -
  Payments on long-term debt                                                                    (20)          (156)
  Cash dividends paid                                                                       (46,764)       (42,900)
  Proceeds from issuance of common and treasury stock                                         2,838            407
  Purchase of treasury stock                                                                 (7,436)       (60,508)
----------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                               292,999        171,079
======================================================================================================================
    (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (89,712)       (83,879)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        440,347        497,268
======================================================================================================================
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  350,635     $  413,389
======================================================================================================================
Cash paid during the period for
   Interest expense                                                                      $  226,680     $  196,783
   Income taxes                                                                          $   51,650     $   46,790
======================================================================================================================

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


NOTE 2 - SUBSEQUENT EVENT

     On October 20, 1997, Banc One Corporation (Banc One) and FCC entered into an agreement and plan of merger (the Merger Agreement), pursuant to which FCC will be merged with a wholly owned subsidiary of Banc One (the Merger).
     In accordance with the terms of the Merger Agreement, each share of FCC common stock (FCC Common Stock) outstanding immediately prior to the effective time of the Merger (the Effective Time) will be converted into the right to receive 1.28 shares (the Exchange Ratio) of Banc One common stock (Banc One Common Stock). Each holder of FCC Common Stock who would otherwise be entitled to receive a fractional share of Banc One Common Stock (after taking into account all of a shareholder's certificates) will receive cash, in lieu thereof, without interest.
     The Merger Agreement may be terminated by FCC by giving notice to Banc One if (x) both (i) the average closing price of Banc One Common Stock for the five full trading days ending two business days before the closing date set for the merger (the Average Closing Price) is less than $49.67 and
(ii) the number obtained by dividing the Average Closing Price by $55.19 (the closing price of Banc One Common Stock on October 17, 1997) is less than the number obtained by (a) dividing the average of the closing prices of a specified index of bank stocks during the above-mentioned five-day period by the closing price of such index on October 17, 1997 and (b) subtracting 0.10; or (y) the Average Closing Price is less than $47.46. If FCC seeks to terminate the Merger Agreement pursuant to the conditions set forth in the preceding sentence, Banc One may determine, in its sole discretion, to increase the Exchange Ratio to eliminate FCC's right to terminate the Merger Agreement.
     The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and to be accounted for as a pooling-of-interests.
     In addition, the Merger Agreement contemplates that each stock option or other right to purchase a share of FCC Common Stock under the stock option and other stock-based compensation plans of FCC (each an FCC Plan), will be converted into and become a right to purchase 1.28 shares of Banc One Common Stock in accordance with the terms of the FCC Plan and the FCC option or right agreement by which it is evidenced.
     Consummation of the Merger is subject to various conditions, including: (i) receipt of the requisite approval by the shareholders of FCC; (ii) receipt of requisite regulatory approvals from the Board of Governors of the Federal Reserve System and other federal and state regulatory authorities; (iii) receipt of opinions as to the tax and accounting treatment of certain aspects of the Merger; (iv) listing, subject to notice of issuance, of the Banc One Common Stock to be issued in the Merger; and (v) satisfaction of certain other conditions.
     The Merger Agreement and the Merger will be submitted for approval at a meeting of the shareholders of FCC. Prior to such meeting, Banc One will file a registration statement with the Securities and Exchange Commission registering under the Securities Act of 1933, as amended, the Banc One Common Stock to be issued to the FCC shareholders in the Merger, including a prospectus that will also serve as a proxy statement for the FCC shareholders' meeting.
     In connection with the Merger Agreement, Banc One and FCC entered into a stock option agreement dated October 20, 1997 (the Stock Option Agreement), pursuant to which FCC granted to Banc One an option to purchase, under certain circumstances, up to 9,689,000 shares of FCC Common Stock at a price, subject to certain adjustments, of $64.00 per share (the Option). The Option is exercisable upon the occurrence of certain events, and, if exercised, would give the holder thereof the right to acquire, after giving effect to the exercise of the Option, 19.9% of the total number of shares of FCC Common Stock outstanding. The Option Agreement was granted by FCC as a condition and inducement to Banc One's willingness to enter into the Merger Agreement.
     In connection with the execution of the Merger Agreement and the Option Agreement, FCC amended its Rights Agreement, dated as of February 27, 1996 (as amended, the Rights Agreement), between FCC and First Chicago Trust Company of New York, as rights agent, to provide that the agreements entered into in connection with the Merger with Banc One would not trigger the rights issued under the Rights Agreement.
     The merger is expected to be consummated during the first quarter of 1998.


NOTE 3 - ACCOUNTING FOR INTEREST RATE CONTRACTS

     FCC uses various interest rate contracts including interest rate swaps and option based instruments such as floors, caps and collars to manage its interest rate exposure. Currently, FCC has interest rate swaps and floors. These interest rate contracts hedge against interest rate risk by reducing either cash flow or market value risk on specific assets or liabilities and are accounted for using the hedge accounting method. Revenues or expenses on these contracts are recognized over the lives of the agreements as adjustments to interest income or expense of the asset or liability hedged. Related fees and any premiums paid or received are deferred and amortized over the lives of the agreements. Any realized gains and losses resulting from early termination of interest rate contracts are deferred and amortized to the earlier of the maturity date of the hedged asset or liability, or the original expiration date of the contract. If the asset or liability being hedged is disposed of, any unrealized or deferred gain or loss on the related interest rate contract is included in determining the gain or loss from the disposition. Any interest rate contracts not qualifying for deferral accounting are recorded at market value. Any changes in market value are recognized in other income.
     The derivative portfolio's performance is evaluated by management on a continuous basis through the use of an effectiveness report. Each derivative's objective is compared to its actual performance so that management can assess the effectiveness of FCC's interest rate risk strategies.


NOTE 4 - CREDIT CARD SECURITIZATION

     On August 7, 1997, FCC's subsidiary bank, First National Bank of Commerce (First NBC), issued $300 million of credit card securities which were backed by the cash flows from credit card receivables. The offering was through a trust called First NBC Credit Card Master Trust and was part of a $750 million shelf registration for credit card securities. First NBC retained the servicing and customer relationships of the underlying credit card accounts.
     The offering included a publicly offered $259.5 million series 1997-1, Class A certificates with a coupon of 6.15% and an expected maturity of August, 2002 and $21 million of Series 1997-1, Class B certificates with a coupon of 6.35% and an expected maturity of September, 2002. Series 1997-1 also included a privately funded $19.5 million collateral interest, which was subordinated to the Class A and Class B certificates.
     This offering was accounted for as a sale under the criteria established by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The ongoing accounting effect of securitization is to reduce net interest income and the provision for loan losses while increasing noninterest income. Included in the third quarter's noninterest income was $3.8 million of securitization revenue. Securitization revenue represents the net effect of the securitized credit card receivables' net interest income, provision for loan losses, credit card fee income, and gains on sales. For the third quarter of 1997, the securitization increased net income $1.5 million, or $.03 per fully diluted share.


NOTE 5 - LONG-TERM DEBT

     In January 1997, First NBC established an ongoing bank note program. At September 30, 1997, bank notes outstanding totaled $310.1 million, with an average remaining maturity of two years and an effective yield of 6.35%.


NOTE 6 - STOCK-BASED INCENTIVE COMPENSATION PLANS

     On April 21, 1997, FCC's shareholders approved the FCC 1997 Stock Option Plan (the "Option Plan"). Under the Option Plan, all outstanding stock appreciation rights
(SARs) were canceled and replaced with stock options with equivalent terms. On April 25, 1997, each SAR was exchanged for one newly-issued option to purchase one share of FCC's common stock. The options issued in exchange for SARs totaled 988,168. FCC's closing stock price on April 25, 1997 was $39.63.
     During the first quarter of 1997, 254,633 stock options were granted at a weighted average exercise price of $40.13. Additionally, 97,947 shares of restricted stock plus performance shares equal to 50% of restricted shares were granted on this date.
     At September 30, 1997, FCC's outstanding stock options totaled 1,949,530 with a weighted average exercise price of $28.65. Exercisable stock options totaled 846,951 at September 30, 1997.
     Stock options are granted at fair value at the date of the grant. Options have a four-year vesting schedule with 25% of the options becoming exercisable each year. The options expire eight years from the date of grant.
     In the event of a change in control of FCC, all outstanding options become exercisable immediately, and the restrictions on all shares of restricted stock lapse immediately. The consummation of the merger agreement described in Note 2 will constitute such a change in control.


NOTE 7 - EARNINGS PER SHARE

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share (eps). Under SFAS No. 128, primary eps is replaced with basic eps. Basic eps is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted eps, now called diluted eps, is still required; however, when applying the treasury stock method, the average stock price is used rather than the greater of the average or closing stock price for the period. Under SFAS No. 128, basic eps was $.81 and $.68 for the third quarters of 1997 and 1996, respectively. Diluted eps was $.77 for the third quarter of 1997 and $.66 for the third quarter of 1996. Basic eps was $2.41 and $2.28 for the nine-month periods ending September 30, 1997 and 1996, respectively. For the nine-month periods ending September 30, 1997 and 1996, diluted eps was $2.31 and $2.17, respectively. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997.


NOTE 8 - CONTINGENCIES

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



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
and Board of Directors of
First Commerce Corporation:

     We have reviewed the accompanying consolidated balance sheet of FIRST COMMERCE CORPORATION (a Louisiana corporation) and subsidiaries as of September 30, 1997, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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


                                   /s/ ARTHUR ANDERSEN LLP
                                   ARTHUR ANDERSEN LLP


New Orleans, Louisiana
October 20, 1997



                        FIRST COMMERCE CORPORATION
                         SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)                        1997                          1996
===================================================================================================================
                                                        Third       Second      First       Fourth      Third
                                                        Quarter     Quarter     Quarter     Quarter     Quarter
-------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                         $9,244,475  $9,108,807  $9,082,650  $8,843,783  $8,526,062
  Earning assets                                        8,540,522   8,444,555   8,400,237   8,188,195   7,857,391
  Loans - reported                                      6,396,330   6,328,964   6,206,007   5,982,771   5,612,251
  Loans - managed(a)                                    6,575,678   6,328,964   6,206,007   5,982,771   5,612,251
  Securities                                            2,073,360   2,058,183   2,137,468   2,157,419   2,201,775
  Deposits                                              7,470,495   7,462,260   7,372,870   6,950,851   6,792,549
  Long-term debt                                          374,356     340,208     257,275      82,460      85,912
  Stockholders' equity                                    772,416     736,360     723,937     710,131     709,896
-------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Total interest income                                $  176,729  $  175,121  $  171,157  $  169,763  $  162,338
  Net interest income                                      95,138      96,436      95,833      96,232      93,617
  Net interest income (FTE)                                96,910      98,292      97,592      97,776      95,051
  Provision for loan losses                                15,806      14,775      13,225      14,168      12,525
  Other income (exclusive of investment securities
    transactions)                                          51,875      48,824      43,545      45,498      42,378
  Investment securities transactions                          182         780          23         407        (170)
  Operating expense                                        84,333      82,169      82,842      85,304      83,614
  Net income                                               31,698      32,859      29,020      28,707      26,531
-------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                   1.36%       1.45%       1.30%       1.29%       1.24%
  Return on average total equity                            16.28%      17.90%      16.26%      16.08%      14.87%
  Return on average common equity                           16.28%      17.90%      16.26%      16.81%      15.31%
  Net interest margin                                        4.51%       4.67%       4.70%       4.76%       4.82%
  Efficiency ratio                                          56.68%      55.85%      58.70%      59.54%      60.84%
  Other income (excluding investment securities transactions)
      as a percent of total revenue (FTE)                   34.87%      33.19%      30.85%      31.76%      30.84%
  Average loans to average deposits                         85.62%      84.81%      84.17%      86.07%      82.62%
  Allowance for loan losses to loans                         1.33%       1.34%       1.31%       1.31%       1.36%
  Nonperforming assets to loans plus foreclosed assets        .64%        .56%        .59%        .51%        .57%
  Allowance for loan losses to nonperforming loans         227.04%     258.92%     255.47%     299.42%     279.00%
  Equity ratio                                               8.45%       8.17%       7.79%       7.87%       8.03%
  Leverage ratio                                             8.07%       7.98%       7.70%       7.76%       7.90%
-------------------------------------------------------------------------------------------------------------------
SELECTED PER SHARE DATA
  Earnings Per Common Share
    Primary                                            $      .79  $      .83  $      .74  $      .76  $      .68
    Fully diluted                                      $      .77  $      .81  $      .73  $      .72  $      .66

  Common Dividends
    Cash dividends                                     $      .40  $      .40  $      .40  $      .40  $      .35
    Dividend payout ratio                                   50.63%      48.19%      54.05%      52.63%      51.47%

  Book Value (end of period)
    Book value                                         $    20.29  $    19.67  $    18.58  $    18.66  $    17.96
    Tangible book value                                $    19.87  $    19.24  $    18.13  $    18.20  $    17.46

  Common Stock Data
    High stock price                                   $    57.38  $    48.25  $    46.38  $    39.88  $    36.63
    Low stock price                                    $    43.38  $    39.00  $    38.25  $    34.88  $    33.25
    Closing stock price                                $    56.13  $    44.00  $    40.50  $    38.88  $    34.88
    Trading volume (in thousands)                           9,953       8,225       8,049       7,095       9,118
    Number of stockholders (end of period)                  9,008       9,193       9,223       9,319       9,267

  Average Shares Outstanding (in thousands)
    Primary                                                39,884      39,606      39,269      37,771      38,074
    Fully diluted                                          42,987      42,649      42,286      42,256      42,895

NUMBER OF EMPLOYEES (end of period)                         3,939       4,002       4,058       4,036       3,997
===================================================================================================================
(a) Managed portfolio represents the owned loan portfolio plus the securitized credit card receivables.


THIRD QUARTER IN REVIEW

     First Commerce Corporation's (FCC's) net income for the third quarter of 1997 was $31.7 million, compared to $26.5 million in last year's third quarter. Fully diluted earnings per share were $.77 in 1997's third quarter, compared to $.66 in the same quarter of 1996. Return on average equity was 16.28%, and return on average assets was 1.36% for 1997's third quarter.
     On October 20, 1997, FCC entered into an agreement providing for the merger of FCC with a wholly owned subsidiary of Banc One
Corporation (Banc One). Terms of the agreement call for FCC shareholders to receive 1.28 shares of Banc One common stock for each share of FCC common stock. The merger is subject to various conditions, including shareholder and regulatory approval, and is expected to be completed in the first quarter of 1998. In connection with the merger agreement, FCC also granted to Banc One an option to purchase, under certain circumstances, up to 9,689,000 shares of FCC common stock. For additional information concerning the merger agreement and option, see Note 2 to the consolidated financial statements.
     A detailed review of FCC's financial condition and earnings for the third quarter of 1997 follows. This review should be read in conjunction with the consolidated financial statements of First Commerce Corporation and Subsidiaries included in this report, and the Financial Review in the 1996 Annual Report.

EARNINGS ANALYSIS

Credit Card Securitization
     In the past three years, loan growth has outpaced deposit growth, causing FCC to diversify its funding sources. On August 7, 1997, FCC's subsidiary bank, First National Bank of Commerce (First NBC), securitized $300 million of credit card receivables for additional funding. First NBC retained the servicing and customer relationships of the underlying credit card accounts.
     The ongoing accounting effect of securitization is to reduce net interest income and the provision for loan losses while increasing noninterest income. Included in the third quarter's noninterest income was $3.8 million of securitization revenue. Securitization revenue represents the net effect of the securitized credit card receivables' net interest income, provision for loan losses, credit card fee income, and gains on sales. Table 1 presents the impact of the credit card securitization on certain income statement line items and ratios.

Net Interest Income
     Net interest income (FTE) for the third quarter was $96.9 million, compared to $95.1 million in 1996's third quarter. The net interest margin was 4.51% this quarter, compared to 4.82% in the third quarter of 1996. As shown in Table 1, securitization reduced the current quarter's net interest income and net interest margin $1.8 million and eight basis points, respectively. Adjusted for the impact of securitization, net interest income rose 4% from 1996's third quarter. The improvement was due to continued loan growth. Average managed loans (which include the owned loan portfolio and the securitized credit card receivables) grew 17% from last year's third quarter, while average earning assets rose 9%, resulting in a more favorable mix of earning assets. As a percent of earning assets, average managed loans increased to 77% in the current quarter, compared to 71% in 1996's third quarter. Higher funding costs continue to offset the effect of loan growth on the net interest margin. FCC's cost of funds was 3.79% in the third quarter, compared to 3.48% in 1996's same quarter. Funding costs have been increasing for several quarters due to the wholesale funding begun in 1996's fourth quarter, the customer retention strategy of moving FCC's best clients into higher yielding accounts, and the attrition of noninterest-bearing accounts.
     For the first nine months of 1997, net interest income (FTE) was $292.8 million, up 5% from 1996's same period. This improvement reflects 18% growth in average loans. The net interest margin was 4.62% for the first nine months of 1997, compared to 4.81% last year. The decline reflected higher funding costs.
     Table  2  presents  average  balance sheets, net interest  income
(FTE) and interest rates for the third quarters of 1997 and 1996, and for the first nine months of 1997 and 1996. Table 3 analyzes the components of changes in net interest income between these periods.

Provision For Loan Losses
     The provision for loan losses was $15.8 million in the third quarter of 1997, compared to $12.5 million in last year's same quarter. The provision exceeded net charge-offs by $5.5 million in 1997's third quarter, a reflection of both loan growth and the effect of increasing charge-offs during the last twelve months on the experience factor used in the allowance calculation, both of which are expected to be factors in the provision calculation over the next few quarters. As shown in Table 1, the credit card securitization reduced 1997's third quarter provision $2.8 million. For the nine-month periods, the provision was $43.8 million in 1997, compared to $23.8 million in 1996. Higher net charge-offs and loan growth caused the increase. Economic conditions, national and regional trends, net charge-off levels, and changes in the level and mix of the loan portfolio, may cause FCC's provision for loan losses to grow in future periods.
     For a discussion of the allowance for loan losses, net charge-offs and nonperforming assets, see the Credit Risk Management section of this Financial Review.

Other Income
     Other income, excluding investment securities transactions, was $51.9 million in the third quarter. The third quarter's noninterest income included $3.8 million of securitization revenue, $2.5 million of which would have been recorded as credit card fee income prior to the securitization. Excluding the impact of securitization, noninterest income was $50.6 million in 1997's third quarter, compared to $42.4 million in the third quarter of 1996. Improvements were experienced in virtually all categories, with the most significant in venture capital securities transactions and credit card fee income. The venture capital business realized a gain of $3.5 million from the sale of securities of companies in which it invested, compared to a $1.2 million loss in 1996's third quarter. FCC began its venture capital business in 1994 to provide companies with capital for growth through expansion or acquisition, satisfying the corporate finance needs that traditional bank lending could not meet. Credit card fee income (excluding the impact of securitization) rose $2.6 million, or 21%, reflecting higher purchase volumes and late charge fee income. Higher late charge fee income was driven by both volume and pricing increases. Additional increases were experienced in broker/dealer revenue ($724,000, or 27%) and trust income ($541,000, or 10%) and were mainly related to higher business volumes. Service charges on deposits fell 4% from 1996's third quarter, reflecting FCC's customer retention strategy and the attrition of noninterest-bearing accounts.
     For the nine-month period, other income, excluding investment securities transactions, was $144.2 million, 15% higher than in 1996. Venture capital securities transactions and credit card fee income were the most significant contributors to the increase. Venture capital securities transactions resulted in gains of $6.5 million for the first nine months of 1997, compared to a $1.2 million loss in 1996. Credit card fee income (excluding the impact of securitization) increased $8.5 million, or 25%, due to higher purchase volumes and late charge fee income. Improvements in trust ($1.9 million, or 12%) and broker/dealer ($1.1 million, or 13%) income mainly reflected a continuing rise in business volumes. Securitization revenue of $3.8 million for the nine-month period included $2.5 million which would have been recorded as credit card fee income prior to the securitization.
     Investment securities transactions resulted in pretax net gains of $182,000 in the third quarter of 1997, compared to pretax net losses of $170,000 in last year's same period. Pretax net gains of $985,000 and $953,000 were recorded in the nine months ended September 30, 1997 and 1996, respectively.

Operating Expense
     Operating expense was $84.3 million in the third quarter of 1997, compared to $83.6 million in last year's same quarter. Operating
expense   in   1996's  third  quarter  included  a  one-time   Savings
Association Insurance Fund (SAIF) recapitalization assessment of $5.3 million. Excluding this nonrecurring charge, operating expense rose 8% from 1996's third quarter, mainly due to higher personnel expense. Personnel expense rose $3.2 million, or 7%, reflecting expense for incentive pay tied to stock performance, annual merit raises and higher pension expense. Also contributing to the rise in operating expense were higher equipment ($771,000) expense and lower deferred consumer loan origination costs ($736,000). The rise in equipment
expense reflected  increased  depreciation.   Lower  deferred consumer
loan origination costs were mainly related to fewer indirect loan originations. Higher bank stock taxes (Louisiana does not assess income tax on commercial banks; rather, banks pay property tax based on the value of their capital stock) and credit card expenses also
contributed to the rise in operating expense.   The  efficiency  ratio
was 56.68% for the current quarter, compared to 57.00% in 1996's third quarter (excluding the one-time SAIF assessment).
     For the nine-months ended September 30, 1997, operating expense was $249.3 million, compared to $241.5 million in 1996's same period. Operating expense for 1996 included the above-mentioned $5.3 million
one-time  SAIF  assessment.   Excluding   this   nonrecurring  charge,
operating expense was up 6% from last year. Personnel expense rose $5.3 million, or 4%, due to higher stock-based incentive expense and annual merit raises. Higher equipment ($2.6 million), bank stock tax ($1.8 million) and advertising ($1.4 million) expenses also contributed to the rise in operating expense. For the first nine months of 1997, the efficiency ratio was 57.05%, compared to 58.57% for the same period in 1996 (excluding the one-time SAIF assessment).
     FCC has established  a  task force to prepare its data processing
and  other  systems  to  be  Year  2000   compliant   and  expects  to
substantially  complete  that project by the end of 1998.   The  total
internal and external costs for system conversions and testing are not expected to be material.

FINANCIAL CONDITION ANALYSIS

Loans
     Total loans of $6.3 billion at September 30, 1997 are net of $300 million of securitized credit card receivables. Managed loans, which include owned loans plus the securitized credit card receivables, were $6.6 billion, 14% higher than one year ago and 7% greater than year-end 1996. Average managed loans for the third quarter of 1997 were $6.6 billion, 17% higher than last year's third quarter. Loan growth continues to be broad-based, with the most significant increases in commercial and commercial real estate.

Securities
     At September 30, 1997, securities were $2.3 billion, compared to $2.2 billion at December 31, 1996. For both periods, all securities were classified as available for sale. Unrealized gains, net of tax, increased stockholders' equity $28 million at the end of the third quarter, compared to $23 million at December 31, 1996. Market value fluctuations are related to changes in the mix and level of securities and market interest rates.

Money Market Investments
     Money market investments were $60 million at September 30, 1997. Average money market investments for the third quarter of 1997 were $71 million, compared to $43 million for the third quarter of 1996. As a percent of average earning assets, money market investments were 1% for both periods.

Deposits
     At September 30, 1997, deposits were $7.4 billion, compared to $7.3 billion at year-end 1996. Average deposits for the third quarter were $7.5 billion, 10% over 1996's same quarter. Deposit growth was primarily related to FCC's retail brokered certificate of deposit (CD) program and public funds deposits. FCC's retail brokered CD program was established in the fourth quarter of 1996. CDs issued under this program are included in time deposits of $100,000 and over and averaged $287 million for 1997's third quarter. Average core deposits, which exclude time deposits of $100,000 and over, rose 3% from the third quarter of 1996.

Short-Term Borrowings
     Short-term borrowings were $543 million as of September 30, 1997, a 43% decline from year-end 1996. The decline was due to FCC's increased use of longer-term wholesale funding sources. During the third quarter, short-term borrowings averaged $487 million, or 6% of average earning assets, compared to $805 million, or 10% of average earning assets, for 1996's third quarter.

Long-Term Debt
     At September 30, 1997, long-term debt was $391 million, compared to $81 million at December 31, 1996. In January 1997, First NBC established an ongoing bank note program to diversify its wholesale funding sources. The increase in long-term debt from year-end 1996 reflects the issuance of $310 million of bank notes under this program.

Interest Rate Contracts
     The total notional amount of FCC's interest rate contracts at September 30, 1997 was $801 million, compared to $776 million at June 30, 1997. Table 4 summarizes FCC's interest rate contracts at September 30, 1997. During the third quarter, FCC entered into interest rate swaps with a total notional amount of $25 million. These interest rate swaps convert a portion of retail brokered CDs from fixed to floating rate.
     For the third quarter and first nine months of 1997, interest rate contracts increased net interest income $410,000 and $990,000, respectively. At quarter-end, the estimated fair value of FCC's interest rate contracts was $4.4 million.

Liquidity
     In order to enhance liquidity, FCC has diversified its wholesale funding sources. Retail brokered CD and bank note programs were established in the fourth quarter of 1996 and the first quarter of 1997, respectively. In addition, FCC has established a credit card securitization program. On August 7, 1997, First NBC issued $300 million of credit card securities under this program. This issuance is discussed more completely in the Credit Card Securitization section of this Financial Review.

Capital and Dividends
     At September 30, 1997, stockholders' equity was 8.45% of total assets, compared to 7.87% at December 31, 1996. The increase reflects net earnings for the nine-month period, plus the effect of the conversion of SARs to stock options during 1997's second quarter. Table 6 presents FCC's risk-based and other capital ratios as of September 30, 1997 and year-end 1996. All ratios remain well above regulatory minimums. Under present regulations, all six of FCC's banks are classified as "well-capitalized."
     At the end of the third quarter, the Parent Company had $75 million of net working capital. Additionally, the Parent Company could receive dividends from the Banks without prior regulatory approval of $77 million, plus an amount equal to the Banks' adjusted net profits for the remainder of the year.

Credit Risk Management
Nonperforming Assets
     Nonperforming  assets  were  $40  million at the end of the third
quarter, compared to $32 million at year-end  1996.   The increase was
mainly due to commercial real estate loans placed on nonaccrual status. Nonperforming assets were .64% of loans at the end of the third quarter, compared to .51% at December 31, 1996. 65% of nonperforming loans were contractually current or no more than 30 days past due at the end of the current quarter, compared to 42% at December 31, 1996.
     Accruing loans past due 90 days or more were $26 million, or .41% of loans, at September 30, 1997, compared to $29 million, or .47% of loans, at year-end 1996. Watch list loans and foreclosed assets were $199 million at quarter-end, compared to $157 million at December 31, 1996.
     Table 7 presents information on nonperforming assets, detailed by type, as of September 30, 1997 and December 31, 1996.

Allowance for Loan Losses
     The allowance for loan losses was $84 million, or 1.33% of loans, at September 30, 1997, compared to $82 million, or 1.31% of loans, at year-end 1996. During the third quarter, the allowance was reduced $9 million related to the credit card receivables securitized. For the nine months ended September 30, 1997, the provision exceeded net charge-offs by $11.6 million, reflecting both the strong loan growth and the effect of increasing charge-offs during the last twelve months, which impacted the experience factor used in the allowance calculation, both of which are expected to be factors in the provision calculation over the next few quarters. Management believes that the allowance is adequate to cover losses inherent in the loan portfolio.
     For the third quarter, net charge-offs were $10 million, or .65% of loans. Managed net charge-offs (which include owned loans plus securitized credit card receivables) were $12 million in the third quarter, or .75% of average loans. Net charge-offs were $9 million, or .55% of loans, in the second quarter of 1997 and $9 million, or
 .61% of loans, in 1996's third quarter.
     Higher net charge-offs of managed credit card loans caused the increase in net charge-offs from 1996's third quarter. The increase in managed net charge-offs from 1997's second quarter reflected a large commercial real estate recovery received during the second quarter. For the second consecutive quarter, credit card net charge-offs declined. Net charge-offs of managed credit card loans totaled $8.6 million, or 3.95% of average credit card loans in the third quarter, compared to $8.7 million, or 4.16%, in the second quarter and $9.0 million, or 4.40%, in the first quarter.
     Economic conditions, national and regional trends, net charge-off levels, and changes in the level and mix of the loan portfolio, may cause FCC's provision for loan losses to grow in future periods.
     Table 8 presents the activity in the allowance for loan losses for the third quarters and first nine months of 1997 and 1996.

FORWARD LOOKING STATEMENTS

     FCC may from time to time make written or oral forward-looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission, in its reports to stockholders and in other communications by the corporation, which are made in good faith by the corporation pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.
     These forward-looking statements are based on a number of assumptions about future events and are subject to various risks and uncertainties which may cause actual results to differ materially from those in such statements. These risks and uncertainties include, but are not limited to, (i) the strength of the U. S. economy in general and the strength of the local economies in which FCC conducts operations, (ii) changes in trade, monetary and fiscal policies, laws and regulations of government agencies and similar organizations, including interest rate policies of the Board of Governors of the Federal Reserve System, (iii) inflation, interest rate, market and monetary fluctuations, (iv) FCC's ability to improve sales and service quality and to develop profitable new products, (v) the willingness of users to substitute competitors' products and services for FCC's products and services, (vi) the success of FCC in gaining regulatory approval of its products and services, when required, (vii) changes in consumer spending, borrowing and saving habits, (viii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (ix) the amount and rate of growth in FCC's expenses and its ability to achieve targeted or projected cost controls, (x) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, (xi) technological changes, including the possibility that FCC's Year 2000 compatibility project may not be completed as projected resulting in losses related to data processing and other systems that may not operate as expected, (xii) the possibility that FCC's merger with Banc One Corporation may not be completed if one or more of the conditions of the closing are not met, (xiii) acquisitions and the integration of acquired businesses, (xiv) the impact on FCC's financial statements of nonrecurring accounting charges that may result from its ongoing evaluation of its business strategies, asset valuations and organizational structures, (xv) charge-off and delinquency trends, (xvi) the effects of easing of restrictions on the financial services industry, and the effects of competition from institutions that can take better advantage of eased restrictions and from new entries into the markets served by FCC, and (xvii) the success of FCC at managing the risks involved in the foregoing.
     Readers are cautioned not to place undue reliance on forward-looking statements made by or on behalf of FCC. Any such statement speaks only as of the date it was made. FCC undertakes no obligation to update or revise any forward-looking statements.



TABLE 1.  CREDIT CARD SECURITIZATION
=====================================================================================
                                          Three Months Ended September 30, 1997
-------------------------------------------------------------------------------------
                                                                         Excluding
(dollars in thousands,                     Reported     Impact of       Impact of
 except per share data)                      Basis   Securitization  Securitization
======================================================================================
INCOME STATEMENT DATA
  Net interest income                       $95,138      $ 1,809          $96,947
  Net interest income (FTE)                  96,910        1,809           98,719
  Provision for loan losses                  15,806        2,794           18,600
  Other income                               52,057       (1,265)          50,792
  Net income                                 31,698       (1,462)          30,236
======================================================================================
PER COMMON SHARE DATA
  Net income - fully diluted                $   .77      $(  .03)         $   .74
======================================================================================
KEY RATIOS
  Net interest margin                          4.51%         .08%            4.59%
  Efficiency ratio                            56.68%        (.21)%          56.47%
  Net charge-off ratio                          .65%         .10%             .75%
======================================================================================



TABLE 2.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE)(a) AND INTEREST RATES
========================================================================================================
                                             Three Months Ended                Three Months Ended
                                             September 30, 1997                September 30, 1996
--------------------------------------------------------------------------------------------------------
                                        Average                            Average
(dollars in thousands)                  Balance    Interest    Rate        Balance    Interest    Rate
--------------------------------------------------------------------------------------------------------
ASSETS
  EARNING ASSETS
    Loans(b)                         $6,396,330    $142,995    8.88%    $5,612,251    $125,849    8.93%
    Securities
      Taxable                         1,992,994      32,519    6.49      2,114,504      35,177    6.63
      Tax-exempt                         80,366       2,036   10.14         87,271       2,223   10.19
--------------------------------------------------------------------------------------------------------
        Total securities              2,073,360      34,555    6.64      2,201,775      37,400    6.77
--------------------------------------------------------------------------------------------------------
    Money market investments             70,832         951    5.33         43,365         523    4.80
--------------------------------------------------------------------------------------------------------
        Total earning assets          8,540,522    $178,501    8.30%     7,857,391    $163,772    8.30%
--------------------------------------------------------------------------------------------------------
  NONEARNING ASSETS
    Other assets(c)                     788,842                            746,883
    Allowance for loan losses           (84,889)                           (78,212)
--------------------------------------------------------------------------------------------------------
        Total assets                 $9,244,475                         $8,526,062
========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  INTEREST-BEARING LIABILITIES
  Interest-bearing deposits
    NOW account deposits             $1,138,176      $6,296    2.19%    $1,056,095      $5,003    1.88%
    Money market investment deposits  1,032,795       9,412    3.61        864,976       6,560    3.02
    Savings and other consumer time
      deposits                        2,715,637      33,679    4.92      2,778,321      33,148    4.75
    Time deposits $100,000 and over   1,279,066      18,333    5.69        765,098      10,386    5.40
--------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits 6,165,674      67,720    4.36      5,464,490      55,097    4.01
--------------------------------------------------------------------------------------------------------
    Short-term borrowings               486,717       6,445    5.25        805,347      10,937    5.40
    Long-term debt                      374,356       7,426    7.92         85,912       2,687   12.44
--------------------------------------------------------------------------------------------------------
      Total interest-bearing
        liabilities                   7,026,747    $ 81,591    4.61%     6,355,749    $ 68,721    4.30%
--------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
  AND STOCKHOLDERS' EQUITY
  Noninterest-bearing deposits        1,304,821                          1,328,059
  Other liabilities                     140,491                            132,358
  Stockholders' equity                  772,416                            709,896
--------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity           $9,244,475                         $8,526,062
========================================================================================================
    Net interest income (FTE) and
      margin                                       $ 96,910    4.51%                  $ 95,051    4.82%
========================================================================================================
    Net earning assets and interest
      spread                         $1,513,775                3.69%    $1,501,642                4.00%
========================================================================================================
    Cost of funds                                              3.79%                              3.48%
========================================================================================================
      (a) Fully taxable equivalent based on a 35% tax rate.
      (b) Net of unearned income, prior to deduction of allowance for loan losses and including nonaccrual loans.
      (c) Includes mark-to-market adjustment on securities available for sale.



TABLE 2.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE)(a) AND INTEREST RATES (continued)
========================================================================================================
                                               Nine Months Ended              Nine Months Ended
                                               September 30, 1997             September 30, 1996
--------------------------------------------------------------------------------------------------------
                                            Average                        Average
(dollars in thousands)                      Balance  Interest   Rate       Balance  Interest   Rate
--------------------------------------------------------------------------------------------------------
ASSETS
  EARNING ASSETS
  Loans(b)                               $6,311,130  $421,124   8.92%   $5,354,500  $358,159   8.93%
  Securities
    Taxable                               2,007,189    98,645   6.56     2,196,620   108,065    6.57
    Tax-exempt                               82,246     6,258  10.15        88,558     6,720   10.12
--------------------------------------------------------------------------------------------------------
      Total securities                    2,089,435   104,903   6.71     2,285,178   114,785    6.70
--------------------------------------------------------------------------------------------------------
  Money market investments                   61,719     2,367   5.13        72,074     2,732    5.06
--------------------------------------------------------------------------------------------------------
      Total earning assets                8,462,284  $528,394   8.34%    7,711,752  $475,676    8.24%
--------------------------------------------------------------------------------------------------------
  NONEARNING ASSETS
    Other assets(c)                         767,866                        782,774
    Allowance for loan losses               (84,246)                       (76,417)
--------------------------------------------------------------------------------------------------------
      Total assets                       $9,145,904                     $8,418,109
========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  INTEREST-BEARING LIABILITIES
  Interest-bearing deposits
    NOW account deposits                 $1,199,732  $ 20,308   2.26%   $1,096,272  $ 15,738    1.92%
    Money market investment deposits        949,688    24,077   3.39       848,095    18,938    2.98
    Savings and other consumer time
      deposits                            2,734,535    99,399   4.86     2,795,005    99,194    4.74
    Time deposits $100,000 and over       1,247,085    52,400   5.62       776,292    31,269    5.38
--------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits     6,131,040   196,184   4.28     5,515,664   165,139    4.00
--------------------------------------------------------------------------------------------------------
  Short-term borrowings                     502,156    19,512   5.20       609,904    24,799    5.43
  Long-term debt                            324,375    19,904   8.18        86,305     8,014   12.40
--------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities  6,957,571  $235,600   4.52%    6,211,873  $197,952    4.26%
--------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
AND STOCKHOLDERS' EQUITY
  Noninterest-bearing deposits            1,304,529                      1,350,799
  Other liabilities                         139,388                        125,868
  Stockholders' equity                      744,416                        729,569
--------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders'
        equity                           $9,145,904                     $8,418,109
========================================================================================================
      Net interest income (FTE) and
        margin                                       $292,794   4.62%               $277,724    4.81%
========================================================================================================
      Net earning assets and interest
        spread                           $1,504,713             3.82%   $1,499,879              3.98%
========================================================================================================
      Cost of funds                                             3.72%                           3.43%
========================================================================================================
  (a) Fully taxable equivalent based on a 35% tax rate.
  (b) Net of unearned income, prior to deduction of allowance for loan losses and including nonaccrual loans.
  (c) Includes mark-to-market adjustment on securities available for sale.



TABLE 3.  SUMMARY OF CHANGES IN NET INTEREST INCOME (FTE) (a)
==============================================================================================================
                                Three Months Ended September 30, 1997   Three Months Ended September 30, 1997
                                   Compared to Three Months Ended           Compared to Three Months Ended
                                         September 30, 1996                       September 30, 1996
--------------------------------------------------------------------------------------------------------------
                                     Total    Due to     Due to              Total     Due to     Due to
                                   Increase  Change in  Change in          Increase   Change in  Change in
(in thousands)                    (Decrease)   Volume      Rate           (Decrease)    Volume      Rate
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME (FTE)
  Loans                            $ 17,146  $ 16,323   $   823            $ 62,965   $ 64,693   $(1,728)
  Securities
    Taxable                          (2,658)   (2,045)     (612)             (9,420)    (9,266)     (154)
    Tax-exempt                         (187)     (175)      (12)               (462)      (480)       18
--------------------------------------------------------------------------------------------------------------
      Total securities               (2,845)   (2,220)     (624)             (9,882)    (9,746)     (136)
--------------------------------------------------------------------------------------------------------------
    Money market investments            428       385        42                (365)      (454)       89
--------------------------------------------------------------------------------------------------------------
      Total interest income (FTE)  $ 14,729  $ 14,488   $   241            $ 52,718   $ 54,493   $(1,775)
==============================================================================================================
INTEREST EXPENSE
  Interest-bearing deposits
    NOW account deposits           $  1,293  $    409   $   884            $  4,570   $  1,577   $ 2,993
    Money market investment
      deposits                        2,852     1,399     1,453               5,139      2,413     2,726
    Savings and other consumer
      time deposits                     531      (759)    1,290                 205     (2,171)    2,376
    Time deposits $100,000 and
      over                            7,947     7,337       610              21,131     19,721     1,410
--------------------------------------------------------------------------------------------------------------
      Total interest-bearing
        deposits                     12,623     8,386     4,237              31,045     21,540     9,505
--------------------------------------------------------------------------------------------------------------
    Short-term borrowings            (4,492)   (4,226)     (266)             (5,287)    (4,226)   (1,061)
    Long-term debt                    4,739     6,046    (1,307)             11,890     15,429    (3,539)
--------------------------------------------------------------------------------------------------------------
      Total interest expense       $ 12,870  $ 10,206   $ 2,664            $ 37,648   $ 32,743   $ 4,905
--------------------------------------------------------------------------------------------------------------
      Change in net interest
        income (FTE)               $  1,859  $  4,282   $(2,423)           $ 15,070   $ 21,750   $(6,680)
==============================================================================================================
(a) Changes not solely due to either volume or rate are allocated on a proportional basis.



TABLE 4.  INTEREST RATE CONTRACTS
======================================================================================================================
                                                                          Weighted Average Rate
                                                                       ---------------------------
                                                                                   Pay
                                                                        Receive  Floating
                       Notional  Market          Maturity               Fixed      Rate    Strike      Underlying
(dollars in thousands)  Amount   Value             Date                 Rate     (LIBOR)    Rate     Asset/Liability
-----------------------------------------------------------------------------------------------------------------------
Floors                 $500,000  $   17        December 1998               -%        -%    4.65%   Transaction deposits
Swaps                    10,000      22 February 1998 - February 2000   6.19      5.66        -    Long-term bank notes
Swaps                   191,000   1,016  January 1999 - February 2002   6.40      5.74        -    Retail brokered CDs
Swap                    100,000   3,297         March 2002              7.18      5.78        -         Loans
-----------------------------------------------------------------------------------------------------------------------
Total at
September 30, 1997     $801,000  $4,352                                 6.65%     5.75%    4.65%
=======================================================================================================================



TABLE 5.  NET INTEREST INCOME (EXPENSE) FROM INTEREST RATE CONTRACTS
=============================================================================
(in thousands)                           Floors         Swaps          Total
-----------------------------------------------------------------------------
Three months ended September 30, 1997
Interest income                        $      -     $     552      $     552
Amortization                               (142)            -           (142)
-----------------------------------------------------------------------------
Net interest income (expense)          $   (142)    $     552      $     410
=============================================================================
Nine months ended September 30, 1997
Interest income                        $      -     $   1,416      $   1,416
Amortization                               (426)            -           (426)
-----------------------------------------------------------------------------
Net interest income (expense)          $   (426)    $   1,416      $     990
=============================================================================


TABLE 6. RISK-BASED CAPITAL AND CAPITAL RATIOS
===========================================================================
                                           September 30  December 31
(dollars in thousands)                         1997         1996
---------------------------------------------------------------------------
Tier 1 capital                              $  742,799   $  683,190
Tier 2 capital                                 130,728      126,993
---------------------------------------------------------------------------
    Total capital                           $  873,527   $  810,183
===========================================================================
Risk-weighted assets                        $6,593,689   $6,294,032
===========================================================================
Ratios
  Leverage ratio                                  8.07%        7.76%
  Tier 1 capital                                 11.27%       10.85%
  Total capital                                  13.25%       12.87%
  Equity ratio                                    8.45%        7.87%
  Tangible equity ratio                           8.29%        7.69%
===========================================================================


TABLE 7. NONPERFORMING ASSETS
========================================================================================
                                                              September 30   December 31
(dollars in thousands)                                            1997          1996
----------------------------------------------------------------------------------------
Nonaccrual loans by type
    Loans to individuals-residential mortgages                 $  8,585       $  7,908
    Loans to individuals-other                                    1,403          1,007
    Commercial, financial and other                              10,940         11,037
    Real estate-commercial mortgages                             15,583          6,687
    Real estate-construction and other                              651            616
----------------------------------------------------------------------------------------
       Total nonaccrual loans                                    37,162         27,255
----------------------------------------------------------------------------------------
Foreclosed assets                                                 3,154          4,600
----------------------------------------------------------------------------------------
       Total nonperforming assets                              $ 40,316       $ 31,855
========================================================================================
Loans past due 90 days or more and not on nonaccrual status    $ 25,620       $ 29,451
========================================================================================
Ratios
  Nonperforming assets as a percent of loans plus foreclosed
    assets                                                          .64%           .51%
  Allowance for loan losses as a percent of nonperforming loans  227.04%        299.42%
  Loans past due 90 days or more and not on nonaccrual status
       as a percent of loans                                        .41%           .47%
========================================================================================



TABLE 8. SUMMARY OF LOAN LOSS EXPERIENCE
================================================================================================
                                                      Three Months Ended      Nine Months Ended
                                                         September 30            September 30
(dollars in thousands)                                  1997     1996          1997     1996
------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period     $ 87,713  $ 75,332      $ 81,606  $ 75,845
Allowance related to receivables sold                 (8,790)         -        (8,790)        -
Provision for loan losses                              15,806    12,525        43,806    23,815
Loans charged to the allowance
    Loans to individuals-residential mortgages              4       234            41       286
    Loans to individuals-other                          5,464     4,798        16,290    11,345
    Commercial, financial and other                       204       373         1,516       654
    Real estate-commercial mortgages                      227        37           248        38
    Real estate-construction and other                      -         -             2         -
    Credit card loans                                   7,597     6,545        27,416    17,400
------------------------------------------------------------------------------------------------
      Total charge-offs                                13,496    11,987        45,513    29,723
------------------------------------------------------------------------------------------------
Recoveries on loans previously charged to the allowance
    Loans to individuals-residential mortgages             72       178           303       326
    Loans to individuals-other                          1,356     1,376         4,007     3,451
    Commercial, financial and other                       605       689         2,094     2,165
    Real estate-commercial mortgages                       79       243         3,709       520
    Real estate-construction and other                     24        29            32       191
    Credit card loans                                   1,005       925         3,120     2,720
------------------------------------------------------------------------------------------------
      Total recoveries                                  3,141     3,440        13,265     9,373
------------------------------------------------------------------------------------------------
        Net charge-offs                                10,355     8,547        32,248    20,350
------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period           $ 84,374  $ 79,310      $ 84,374  $ 79,310
================================================================================================
Gross annualized charge-offs as a percent of
  average loans                                           .84%      .85%          .96%      .74%
Recoveries as a percent of gross charge-offs            23.27%    28.70%        29.15%    31.53%
Net annualized charge-offs as a percent of average
  loans                                                   .65%      .61%          .68%      .51%
Allowance for loan losses as a percent of loans at
  end of period                                          1.33%     1.36%         1.33%     1.36%
================================================================================================



                Part II:  Other Information
                ---------------------------

Item 1.  Legal Proceedings

                  In   the   suit   by   First   Trust   National
             Association  (First  Trust)  against  FCC's  wholly
             owned subsidiary,  First  National  Bank of Commerce
             (First NBC),   reported  in  FCC's   Form  10-Q  for  the
             quarter ended June 30, 1997,  First NBC  filed an  answer
             to  the  suit,  together  with  a  counterclaim  and
             third  party  claims,  on   August  15,  1997.   The
             answer contends that First NBC acted properly under the circumstances, that the suit is time-barred and that  First Trust lacks  standing to bring the suit.
             The  counterclaim seeks  attorneys  fees  and  costs
             against  First  Trust,  and the  third party  claims
             seek  to  hold  responsible  various  individuals and
             entities which supplied documentation to First NBC on  which it
             relied.   Motions  to  dismiss  First NBC's  third  party
             claims  have  been  filed.  The motions  assert that
             First NBC's   claims  are  barred  by   the   statute  of
             limitations and cannot be brought as third party claims. A trial date in the suit is tentatively set for May, 1999, but First NBC intends to bring motions earlier to dismiss the suit on the grounds that First Trust lacks standing and that the suit is time-barred.
                  FCC and its  subsidiaries  have been  named  as
             defendants in various other legal actions arising from normal business activities in which damages in various amounts are claimed. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but is not expected to be material.

Item 2. Changes in Securities

             None

Item 3. Defaults Upon Senior Securities

             None

Item 4. Submission of Matters to a Vote of Security Holders

             None

Item 5. Other Information

             None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:


          2.1 - Agreement and Plan of Merger between FCC, Delta Acquisition Corporation and Banc One Corporation included as Exhibit 99.2 to Banc One Corporation's Current Report on Form 8-K filed October 29, 1997 (File No. 1-8552), and incorporated herein by reference.

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

          4.3 -   Amendment to Rights Agreement between FCC and
                  First Chicago  Trust  Company  of New York as
                  Rights Agent.

          4.4 - Option Agreement between FCC and Banc One Corporation included as Exhibit 99.3 to Banc One Corporation's Current Report on Form 8-K filed October 29, 1997 (File No. 1-8552), and incorporated herein by reference.

         10.1 - Form of Employment Agreement between FCC and Messrs. Arnof, Brooks, Flick, Gaines, Ryan, Thompson, Wilson and Ms. Lee included as
                  Exhibit 10.1 to FCC's Annual Report on Form 10-K for the year ended December 31,1995, and incorporated herein by reference.

         10.2 -   FCC  Amended  and  Restated Supplemental Tax-
                  Deferred Savings Plan.

         10.3 -   FCC Amended and Restated  Retirement  Benefit
                  Restoration Plan.

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

           11 -   Statement  Re:  Computation  of Earnings  Per
                    Share.

           15 - Letter regarding unaudited interim financial information.

           27 -   Financial Data Schedule.


        (b)  Reports on Form 8-K

             A report on Form 8-K dated July 21, 1997 was filed by the Registrant under Item 5, Other Events. The document was filed to disclose FCC's issuance of a press release dated July 15, 1997, announcing FCC's earnings for the Second Quarter of 1997.




                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              First Commerce Corporation
                              (Registrant)



Date: November 12, 1997       /s/ Thomas L. Callicutt, Jr.
      -------------------     ----------------------------
                              Thomas L. Callicutt, Jr.
                              Executive    Vice   President,
                              Controller and
                              Principal Accounting Officer