Form 10-K
period 1997-12-31
FIRST COMMERCE CORP /LA/
filed 1998-03-30
CIK 36204

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
===============================================================================

                                   FORM 10-K
  Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the fiscal year ended December 31, 1997

                              ---------------------

  Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                              ---------------------

                        Commission file number: 0-7931



                          FIRST COMMERCE CORPORATION
            (exact name of registrant as specified in its charter)
        Louisiana                                     72-0701203
(State of incorporation)                   (I.R.S. Employer Identification No.)

       201 St. Charles Avenue, 29th Floor, New Orleans, Louisiana 70170
            (address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (504) 623-1371

                            ---------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                     None

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                             Title of each class:
                             --------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              ---------------------

  State the aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 6, 1998.
                        Approximately $2,602,867,530*

                              ---------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          Common Stock: $5.00 par value; 39,512,362 shares outstanding as of February 28, 1998.

===============================================================================

* For the purposes of this computation, shares beneficially owned by directors and executive officers have been excluded.



                              TABLE OF CONTENTS


                                                                       Page No.
Part I:                                                                --------

     Item 1.   Business                                                   3

     Item 2.   Properties                                                 6

     Item 3.   Legal Proceedings                                          6

     Item 4.   Submission of Matters to a Vote of
                      Security Holders                                    6

Part II:

     Item 5.   Market for Registrant's Common Equity
                      and Related Stockholder's Matters                   7

     Item 6.   Selected Financial Data                                    8

     Item 7.   Management's Discussion and Analysis
                      of Financial Condition and Results of Operations    9

     Item 8.   Financial Statements and Supplementary Data

                            Consolidated Balance Sheets                   26

                            Consolidated Statements of Income             27

                            Consolidated Statements of Changes
                                in Stockholders' Equity                   28

                            Consolidated Statements of Cash Flows         29

                            Notes to Consolidated Financial Statements    30

                            Report of Independent Public Accountants      59

                            Selected Quarterly Data                       60

     Item 9.   Changes in and disagreements with Accountants on
                      Accounting and Financial Disclosure                 61

Part III:

     Item 10.  Directors and Executive Officers of the Registrant         62

     Item 11.  Executive Compensation                                     66

     Item 12.  Security Ownership of Certain Beneficial Owners
                      and Management                                      72

     Item 13.  Certain Relationships and Related Transactions             74

Part IV:

     Item 14.  Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K                                         75



                           PART I

Item 1
Description of Business

General
      First Commerce Corporation (FCC) is a multi-bank holding company with six wholly owned bank subsidiaries ("the Banks") in Louisiana: First National Bank of Commerce in New Orleans (First NBC), City National Bank of Baton Rouge (CNB), The First National Bank of Lafayette (FNBL), Central Bank in Monroe (CB), The First National Bank of Lake Charles (FNBLC) and Rapides Bank & Trust Company in Alexandria (RBT).
      The six banks accounted for substantially all of the assets of FCC at December 31, 1997, and substantially all of its net income for 1997. The Banks offer customary services of banks of similar size and similar markets, including numerous types of interest-bearing and noninterest-bearing deposit accounts, commercial and consumer loans, trust services, correspondent banking services and safe deposit facilities. For further discussion of FCC's operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations.
      FCC has a number of non-bank subsidiaries, none of which, individually or in the aggregate with other non-bank subsidiaries, account for a significant amount of assets, revenues or earnings.
      On October 20, 1997, FCC entered into an agreement and plan of merger with BANC ONE CORPORATION. The Merger is expected to be consummated during the second quarter of 1998. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the Merger Agreement.

Regulation
      Like other bank holding companies in Louisiana, FCC is subject to regulation by the Louisiana Commissioner of Financial Institutions and the Federal Reserve Board. Under the terms of the Bank Holding Company Act of 1956 (Act), as amended, FCC is restricted to only banking or bank-related activities specifically allowed by the Act or the Federal Reserve Board. The Act requires FCC to file required reports with the Federal Reserve Board. Each of FCC's Banks is a member of the Federal Reserve System and is subject to regulation by the Federal Reserve Board and the FDIC (Federal Deposit Insurance Corporation). The four national bank subsidiaries are also subject to regulation and supervision by the United States Comptroller of the Currency, while the two state-chartered bank subsidiaries are subject to regulation and supervision by the Louisiana Commissioner of Financial Institutions.

Payment of Dividends
       The   primary  source  of  funds  for  debt   service
obligations and the dividends paid by FCC to its stockholders is the dividends it receives from the Banks. The payment of dividends by FCC's national banks is regulated by the United States Comptroller of the Currency. The payment of dividends by FCC's state banks is regulated by the Louisiana Commissioner of Financial Institutions and the Federal Reserve Board. Banks are required to maintain minimum capital levels to ensure capital adequacy. Prior approval must be obtained from the appropriate regulatory authorities if the payment of dividends would result in required capital falling below regulatory limits or if the payment of the proposed dividend would result in an "undercapitalized" position. Additionally, the national bank subsidiaries may not pay dividends in excess of their retained net profits (net income less dividends for the current and prior two years) without prior regulatory approval. The state bank subsidiaries may not pay dividends in excess of their retained net profits (the lesser of net income less dividends for the current year and one prior year or net income less dividends for the current year and two prior years) without prior regulatory approval. Under certain circumstances, regulatory authorities may prohibit the payment of dividends by a bank or its parent holding company. See Note 17 of Notes to Consolidated Financial Statements for a discussion of dividends.

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

Company Support of Bank Subsidiaries
       The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains a "cross-guarantee" provision which could result in any insured depository institution owned by FCC (i.e., any bank subsidiary) being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by FCC. In addition, under Federal Reserve Board policy, FCC is expected to act as a source of financial strength to each of its Banks and to commit resources to support each such bank in circumstances in which the bank might need outside support.
      The FDIC Improvement Act of 1991 (1991 Act) provides, among other things, that undercapitalized institutions, as defined by regulatory authorities, must submit recapitalization plans, and a parent company of such an institution must either (i) guarantee the institution's compliance with the capital plan, up to an amount equal to the lesser of five percent of the institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, or (ii) suffer certain adverse consequences such as a prohibition of dividends by the parent company to its shareholders.

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

Interstate Banking and Branching Efficiency Act
      The Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) (i) allows bank holding companies to acquire a bank located in any state, subject to certain limitations that may be imposed by the state, (ii) allows banks to merge across state lines, a law opting out of interstate bank mergers, and (iii) permits banks to establish branches outside their state of domicile if expressly permitted by the law of the state in which the branch is to be located. In 1995, the Louisiana Legislature enacted legislation permitting an out-of-state bank holding company to convert its Louisiana banks, as defined, into branches of the holding company's out-of-state banks, effective June 1, 1997. Prior thereto an out-of-state holding company was permitted only with certain limitations to acquire Louisiana banks as separate entities.

Annual Insurance Assessment
       FCC's Banks are subject to deposit insurance assessments by the FDIC. For 1997, the rates paid by the Banks for deposit insurance to the Bank Insurance Fund (BIF) and the Savings Insurance Fund (SAIF) were zero. Beginning in 1997, all insured institutions were assessed the interest cost of the Financing Corporation bonds which were issued to provide funds for the resolution of failed thrift institutions. The assessment rate for BIF deposits is 1.3 cents per $100 of deposits, while the rate for SAIF deposits is 6.3 cents per $100 of deposits. At December 31, 1997, approximately 87% of FCC's deposits were insured by the BIF, while approximately 12% were insured by the SAIF.



Miscellaneous
      Federal and Louisiana laws provide for the enforcement of any pro rata assessment of stockholders of a bank to cover impairment of capital stock by sale, to the extent necessary, of the stock of any assessed stockholder failing to pay the assessment. FCC, as the stockholder of its Banks, is subject to these provisions.

Item 2
Properties

       FCC's executive offices are located in leased facilities in the Central Business District of New Orleans. Through its subsidiaries, FCC also owns or leases its principal banking facilities and offices in New Orleans, Baton Rouge, Lafayette, Monroe, Lake Charles and Alexandria. Of the 144 banking offices open at the end of 1997, 82 are owned and 62 are leased.
      Data processing services for FCC and each of its subsidiaries are performed in a facility in the Metropolitan New Orleans area, which is owned by a subsidiary of FCC.
      Management considers all properties owned or leased to be suitable and adequate for their intended purposes and considers the leases to be fair and reasonable. For additional information concerning premises and information concerning FCC's obligations under long-term leases, see
Note 9 of Notes to Consolidated Financial Statements.

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

Item 4
Submission of Matters to a Vote of Security Holders

     Not Applicable

                                  PART II


Item 5
Market for the Registrant's Common Stock and Related Stockholder Matters

                                                                    1997 Quarters
===================================================================================================
                                                    4th          3rd          2nd         1st
---------------------------------------------------------------------------------------------------
   Per common share data
     Net income - basic                           $ 0.83       $ 0.81       $ 0.85       $ 0.75
     Net income - diluted                         $ 0.79       $ 0.77       $ 0.81       $ 0.73
     Cash dividends                               $ 0.40       $ 0.40       $ 0.40       $ 0.40
   Common stock data (a)
     High stock price                             $71.88       $57.38       $48.25       $46.38
     Low stock price                              $55.38       $43.38       $39.00       $38.25
     Closing stock price                          $67.25       $56.13       $44.00       $40.50
     Trading volume (in thousands)                23,355        9,953        8,225        8,049
     Number of stockholders (end of period)        8,876        9,008        9,193        9,223
===================================================================================================

                                                                     1996 Quarters
===================================================================================================
                                                    4th         3rd          2nd           1st
---------------------------------------------------------------------------------------------------
   Per common share data
     Net income - basic                           $ 0.77       $ 0.68       $ 0.80       $ 0.80
     Net income - diluted                         $ 0.72       $ 0.66       $ 0.76       $ 0.75
     Cash dividends                               $ 0.40       $ 0.35       $ 0.35       $ 0.35
   Common stock data (a)
     High stock price                             $39.88       $36.63       $36.00       $34.25
     Low stock price                              $34.88       $33.25       $32.25       $30.25
     Closing stock price                          $38.88       $34.88       $35.38       $33.00
     Trading volume (in thousands)                 7,095        9,118        5,498        5,051
     Number of stockholders (end of period)        9,319        9,267        9,257        9,286
===================================================================================================
(a) Common stock is traded in the over-the-counter market and is listed on the NASDAQ Stock Market.
    All closing prices represent closing sales prices as reported on the NASDAQ Stock Market.



Item 6
Selected Financial Data

(dollars in thousands, except per share data)                            Years Ended December 31
===================================================================================================================
                                                            1997        1996        1995        1994        1993
-------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                          $9,183,476  $8,525,109  $8,141,194  $7,827,303  $7,677,220
  Earning assets                                         8,497,804   7,831,517   7,464,065   7,189,322   7,044,969
  Loans - reported                                       6,318,995   5,512,428   4,542,678   3,678,298   3,213,885
  Loans - managed(a)                                     6,439,817   5,512,428   4,542,678   3,678,298   3,213,885
  Securities                                             2,119,454   2,253,065   2,831,943   3,356,825   3,460,928
  Deposits                                               7,449,963   6,887,675   6,703,077   6,447,897   6,384,923
  Long-term debt                                           341,117      85,338      89,739      90,315      99,961
  Stockholders' equity                                     758,136     724,674     687,533     623,169     573,174
-------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Total interest income                                   $699,084    $641,225    $598,494    $507,293    $491,386
  Net interest income                                      381,980     369,742     343,344     323,505     315,923
  Net interest income (FTE)                                389,234     375,500     349,317     330,056     322,850
  Provision for loan losses                                 52,371      37,983      30,600     (10,418)     (2,424)
  Other income (exclusive of investment
       securities transactions)                            194,511     171,177     151,279     134,648     126,278
  Investment securities transactions                         1,002       1,360     (11,413)    (43,461)       (344)
  Operating expense                                        338,129     326,848     337,204     306,311     281,748
  Operating income                                         124,962     117,554      83,369     108,477     113,291
  Net income                                               125,613     118,438      75,951      80,227     113,025
-------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                    1.37%       1.39%       0.93%       1.02%       1.47%
  Return on average total equity                             16.57%      16.34%      11.05%      12.87%      19.72%
  Return on average common equity                            16.57%      16.95%      11.41%      13.47%      21.18%
  Net interest margin                                         4.58%       4.79%       4.68%       4.59%       4.58%
  Efficiency ratio                                           57.92%      59.79%      67.36%      65.92%      62.73%
  Other income (excluding investment securities
       transactions) to total revenue (FTE)                  33.32%      31.31%      30.22%      28.98%      28.12%
  Average loans to average deposits                          84.82%      80.03%      67.77%      57.05%      50.34%
  Allowance for loan losses to loans                          1.29%       1.31%       1.48%       1.72%       2.41%
  Nonperforming assets to loans plus foreclosed assets        0.61%       0.51%       1.17%       0.58%       1.34%
  Allowance for loan losses to nonperforming loans          231.11%     299.42%     142.14%     449.04%     250.52%
  Equity ratio                                                8.64%       7.87%       8.59%       7.45%       7.74%
  Leverage ratio                                              8.35%       7.76%       8.16%       8.20%       7.70%
-------------------------------------------------------------------------------------------------------------------
SELECTED PER SHARE DATA
  Earnings Per Common Share
    Net income - basic                                       $3.24       $3.05       $1.90       $2.02       $2.91
    Net income - diluted                                     $3.10       $2.89       $1.87       $1.98       $2.75
    Operating income - basic                                 $3.22       $3.03       $2.10       $2.77       $2.92
    Operating income - diluted                               $3.08       $2.87       $2.05       $2.64       $2.76
  Common Dividends
    Cash dividends                                           $1.60       $1.45       $1.25       $1.10       $0.85
    Dividend payout ratio                                    49.38%      47.54%      65.79%      54.46%      29.21%
  Book Value (end of period)
    Book value                                              $21.03      $18.66      $17.86      $14.19      $15.00
    Tangible book value                                     $20.63      $18.20      $17.32      $13.75      $14.54
  Common Stock Data
    High stock price                                        $71.88      $39.88      $34.50      $30.00      $32.20
    Low stock price                                         $38.25      $30.25      $22.00      $21.75      $23.90
    Closing stock price                                     $67.25      $38.88      $32.00      $22.00      $25.13
    Trading volume (in thousands)                           49,582      26,762      22,400      30,235      19,562
    Number of stockholders (end of period)                   8,876       9,319       9,951       9,359       9,360
  Average Shares Outstanding (in thousands)
    Basic                                                   38,122      37,644      37,543      37,282      34,736
    Diluted                                                 43,267      40,671      40,547      43,580      40,965
NUMBER OF EMPLOYEES (end of period)                          3,822       4,036       4,211       4,376       4,373
===================================================================================================================
(a)Managed portfolio represents the owned loan portfolio plus the securitized credit card receivables.



TABLE 1.  CREDIT CARD SECURITIZATION

=====================================================================================

                                          Year Ended December 31, 1997
-------------------------------------------------------------------------------------

                                                                         Excluding
(dollars in thousands,                       Reported    Impact of       Impact of
  except per share data)                       Basis   Securitization  Securitization
=====================================================================================
INCOME STATEMENT DATA
   Net interest income                       $381,980      $5,206        $387,186
   Net interest income (FTE)                  389,234       5,206         394,440
   Provision for loan losses                   52,371       6,829          59,200
   Other income                               195,513      (2,194)        193,319
   Net income                                 125,613      (2,481)        123,132
===================================================================================
PER COMMON SHARE DATA
   Net income - diluted                         $3.10      ($0.06)          $3.04
===================================================================================
KEY RATIOS
   Net interest margin                           4.58%       0.06%           4.64%
   Efficiency ratio                             57.92%      (0.29)%         57.63%
   Net charge-off ratio                          0.66%       0.09%           0.75%
===================================================================================


TABLE 2. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE) (a) AND INTEREST RATES
===================================================================================================================================
                                              1997                                1996                              1995
-----------------------------------------------------------------------------------------------------------------------------------
                                   Average                             Average                          Average
(dollars in thousands)             Balance    Interest      Rate       Balance    Interest    Rate      Balance    Interest   Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
  EARNING ASSETS
   Loans(b)                      $6,318,995    $561,702     8.89%    $5,512,428   $492,248    8.93%   $4,542,678  $412,839    9.09%
   Securities
     Taxable                      2,038,096     133,341     6.54      2,165,167    142,532    6.58     2,733,630   176,391    6.45
     Tax-exempt                      81,358       8,260    10.15         87,898      8,894   10.12        98,313    10,062   10.23
-----------------------------------------------------------------------------------------------------------------------------------
       Total securities           2,119,454     141,601     6.68      2,253,065    151,426    6.72     2,831,943   186,453    6.58
-----------------------------------------------------------------------------------------------------------------------------------
   Money market investments          59,355       3,035     5.11         66,024      3,309    5.01        89,444     5,175    5.79
-----------------------------------------------------------------------------------------------------------------------------------
       Total earning assets       8,497,804    $706,338     8.31%     7,831,517   $646,983    8.26%    7,464,065  $604,467    8.10%
-----------------------------------------------------------------------------------------------------------------------------------
  NONEARNING ASSETS
   Other assets (c)                 769,766                             771,367                         752,546
   Allowance for loan losses        (84,094)                            (77,775)                        (75,417)
-----------------------------------------------------------------------------------------------------------------------------------
       Total assets              $9,183,476                          $8,525,109                      $8,141,194
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS'
 EQUITY
  INTEREST-BEARING LIABILITIES
   Interest-bearing deposits
     NOW account deposits        $1,185,668     $26,299     2.22%    $1,095,729    $21,541    1.97%  $1,023,939   $19,379    1.89%
     Money market investment
      deposits                      993,790      34,657     3.49        856,366     25,682    3.00      723,768    19,662    2.72
     Savings and other consumer
      time deposits               2,724,075     133,084     4.89      2,788,282    132,612    4.76    2,802,907   131,528    4.69
     Time deposits $100,000
        and over                  1,234,840      69,657     5.64        800,539     43,306    5.41      732,788    40,373    5.51
-----------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing
        deposits                  6,138,373     263,697     4.30      5,540,916    223,141    4.03    5,283,402   210,942    3.99
-----------------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings            494,801      25,812     5.22        697,536     37,718    5.41      558,136    33,015    5.92
   Long-term debt                   341,117      27,595     8.09         85,338     10,624   12.45       89,739    11,193   12.47
-----------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing
        liabilities               6,974,291    $317,104     4.54%     6,323,790   $271,483    4.29%   5,931,277  $255,150    4.30%
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
AND STOCKHOLDERS' EQUITY
   Noninterest-bearing deposits   1,311,590                           1,346,759                       1,419,675
   Other liabilities                139,459                             129,886                         102,709
   Stockholders' equity             758,136                             724,674                         687,533
-----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and
        stockholders' equity     $9,183,476                          $8,525,109                      $8,141,194
===================================================================================================================================
       Net interest income
        (FTE)(a) and margin                    $389,234     4.58%                 $375,500    4.79%              $349,317    4.68%
===================================================================================================================================
       Net earning assets
        and spread               $1,523,513                 3.77%    $1,507,727               3.97%  $1,532,788              3.80%
===================================================================================================================================
       Total cost of funds                                  3.73%                             3.47%                          3.42%
===================================================================================================================================
(a) Fully taxable equivalent based on a 35% tax rate.
(b) Net of unearned income, prior to deduction of allowance for loan losses and including nonaccrual loans.
(c) Includes mark-to-market adjustment on securities available for sale.


  TABLE 3. SUMMARY OF CHANGES IN NET INTEREST INCOME (FTE) (a)

=================================================================================================
                                  1997 Compared to 1996            1996 Compared to 1995
-------------------------------------------------------------------------------------------------
                              Total     Due to     Due to        Total      Due to     Due to
                             Increase  Change in  Change in     Increase  Change in   Change in
(dollars in thousands)      (Decrease) Volume(b)   Rate(b)     (Decrease) Volume(b)    Rate(b)
-------------------------------------------------------------------------------------------------
INTEREST INCOME (FTE)
  Loans                      $69,454   $70,271     $(817)        $79,409    $89,367    $(9,958)
  Securities
   Taxable                    (9,191)   (8,558)     (633)        (33,859)   (36,983)     3,124
   Tax-exempt                   (634)     (664)       30          (1,168)    (1,055)      (113)
-------------------------------------------------------------------------------------------------
    Total securities          (9,825)   (9,222)     (603)        (35,027)   (38,038)     3,011
-------------------------------------------------------------------------------------------------
  Money market investments      (274)     (398)      124          (1,866)    (1,425)      (441)
-------------------------------------------------------------------------------------------------
    Total interest income
     (FTE)                   $59,355   $60,651   $(1,296)        $42,516    $49,904    $(7,388)
=================================================================================================
INTEREST EXPENSE
  Interest-bearing deposits
   NOW account deposits       $4,758    $1,857    $2,901          $2,162     $1,393     $  769
   Money market investment
    deposits                   8,975     4,454     4,521           6,020      3,841      2,179
   Savings and other
    consumer time deposits       472    (3,092)    3,564           1,084       (689)     1,773
   Time deposits $100,000
    and over                  26,351    24,434     1,917           2,933      3,676       (743)
-------------------------------------------------------------------------------------------------
    Total interest-bearing
     deposits                 40,556    27,653    12,903          12,199      8,221      3,978
-------------------------------------------------------------------------------------------------
  Short-term borrowings      (11,906)  (10,618)   (1,288)          4,703      7,719     (3,016)
  Long-term debt              16,971    21,858    (4,887)           (569)      (548)       (21)
-------------------------------------------------------------------------------------------------
    Total interest expense   $45,621   $38,893    $6,728         $16,333    $15,392     $  941
-------------------------------------------------------------------------------------------------
    Change in net interest
     income (FTE)            $13,734   $21,758   $(8,024)        $26,183    $34,512    $(8,329)
=================================================================================================
(a) Fully taxable equivalent based on a 35% tax rate.
(b) Changes not solely due to either volume or rate are allocated on a proportional basis.


TABLE 4.  LOANS OUTSTANDING BY TYPE
===========================================================================================================
                                                                       December 31
-----------------------------------------------------------------------------------------------------------
(dollars in thousands)                              1997       1996         1995        1994         1993
-----------------------------------------------------------------------------------------------------------
  Loans to individuals - residential mortgages  $1,202,263  $1,086,370  $  975,331  $  753,127    $649,571
  Loans to individuals - other                   1,730,678   1,762,257   1,435,165   1,161,246     947,024
  Commercial, financial and other                1,485,846   1,315,191   1,133,785     947,733     734,251
  Real estate - commercial mortgages             1,087,923     953,144     769,019     656,294     659,422
  Real estate - construction and other             287,395     273,498     198,672     119,235     123,510
  Credit card loans - managed                      946,458     829,612     617,824     509,076     465,425
  Unearned income                                     (493)     (2,589)     (7,070)    (17,472)    (27,497)
-----------------------------------------------------------------------------------------------------------
      Total managed loans                        6,740,070   6,217,483   5,122,726   4,129,239   3,551,706
-----------------------------------------------------------------------------------------------------------
  Securitized credit card loans                   (300,000)         -           -           -           -
-----------------------------------------------------------------------------------------------------------
      Total reported loans                      $6,440,070  $6,217,483  $5,122,726  $4,129,239  $3,551,706
===========================================================================================================



TABLE 5.  LOAN MATURITIES AND RATE SENSITIVITIES BY TYPE
================================================================================================
                                                              December 31, 1997
                                                                  Maturing
------------------------------------------------------------------------------------------------
                                                  Within      One to       After
(dollars in thousands)                           One Year   Five Years  Five Years    Total
------------------------------------------------------------------------------------------------
Commercial, financial and other
   Fixed                                         $201,998    $289,873    $122,914    $614,785
   Floating                                       694,231     143,726      33,104     871,061
------------------------------------------------------------------------------------------------
       Total commercial, financial and other     $896,229    $433,599    $156,018  $1,485,846
------------------------------------------------------------------------------------------------
Real estate - construction and other
   Fixed                                          $73,200    $103,282     $27,811    $204,293
   Floating                                        56,425      23,845       2,832      83,102
------------------------------------------------------------------------------------------------
       Total real estate - construction
        and other                                $129,625    $127,127     $30,643    $287,395
================================================================================================


TABLE 6.  SECURITIES AVAILABLE FOR SALE - MATURITIES AND YIELDS (a)
=============================================================================================================================
                                                                      December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                     Maturity
-----------------------------------------------------------------------------------------------------------------------------
                                      Within 1 Year        1-5 Years        5-10 Years     After 10 Years   Total Fair Value
-----------------------------------------------------------------------------------------------------------------------------
                                                 FTE                FTE             FTE              FTE                FTE
                                       Amount   Yield    Amount    Yield   Amount  Yield   Amount   Yield   Amount     Yield
-----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities              $118,036   7.15%   $823,768   6.55% $103,719  6.96%  $    -       -% $1,045,523   6.66%
U.S. agency mortgage-backed securities
    Fixed                                2,905   7.38     150,106   6.73   307,497  6.40   229,918   6.11     690,426   6.38
    Floating                                 -      -         667   6.13         -     -   274,419   6.64     275,086   6.64
States and political subdivisions        7,472  10.56      14,674  10.03    27,526  9.72    38,833  10.96      88,505  10.39
Other debt securities                   45,011   5.83      51,097   6.03         -     -         -      -      96,108   5.94
Equity securities                        4,823   4.86           -      -         -     -    41,930   4.04      46,753   4.12
-----------------------------------------------------------------------------------------------------------------------------
       Total securities available
        for sale                      $178,247   6.90% $1,040,312   6.60% $438,742  6.74% $585,100   6.53% $2,242,401   6.63%
=============================================================================================================================
(a) Fully taxable equivalent based on a 35% tax rate.  Maturities are based on the contractual maturities of the securities.


TABLE 7. AVERAGE DEPOSITS
=============================================================================================================
(dollars in thousands)                           1997                    1996                    1995
-------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposit     $1,303,244     17.49%    $1,336,815    19.41%    $1,410,211    21.04%
NOW account deposits                    1,185,668     15.92      1,095,729    15.91      1,023,939    15.28
Money market investment deposits          993,790     13.34        856,366    12.43        723,768    10.80
Savings deposits                          483,112      6.48        632,088     9.18        770,384    11.49
Other consumer time deposits            2,241,063     30.08      2,156,327    31.30      2,041,762    30.45
-------------------------------------------------------------------------------------------------------------
       Total core deposits              6,206,877     83.31      6,077,325    88.23      5,970,064    89.06
-------------------------------------------------------------------------------------------------------------
  Time deposits $100,000 and over       1,243,086     16.69        810,350    11.77        733,013    10.94
-------------------------------------------------------------------------------------------------------------
          Total average deposits       $7,449,963    100.00%    $6,887,675   100.00%    $6,703,077   100.00%
=============================================================================================================




TABLE 8.  MATURITIES OF TIME DEPOSITS
                $100,000 AND OVER
=======================================================
(in thousands)
-------------------------------------------------------
Within three months                      $339,739
Three to six months                       234,032
Six to twelve months                      221,220
After twelve months                       428,119
-------------------------------------------------------
    Total at December 31, 1997         $1,223,110
=======================================================



TABLE 9.  INTEREST RATE RISK
==================================================================
                                    Twelve Month     Economic
                                    Net Interest     Value of
At December 31, 1997               Income Change  Equity Change
------------------------------------------------------------------
Interest Rate Change
In Basis Points:
+100 Shock                              (0.8)%        (1.2)%
-100 Shock                               0.1%         (0.9)%
+100 Gradual                            (0.1)%         N/A
-100 Gradual                            (0.2)%         N/A




TABLE 10.  INTEREST RATE CONTRACTS
=============================================================================================================================
                                                                            Weighted Average Rate
                                                                         ---------------------------
                                                                                     Pay
                                                                         Receive   Floating
                            Notional      Market          Maturity        Fixed      Rate    Strike       Underlying
(dollars in thousands)       Amount        Value            Date          Rate     (LIBOR)    Rate     Asset/Liability
-----------------------------------------------------------------------------------------------------------------------------
Floors                       $500,000         $16         Dec 1998            -%       -%    4.65%    Transaction deposits
Swaps                          10,000          41   Feb 1998 - Feb 2000    6.19     5.89        -     Long-term bank notes
Swaps                         201,000       2,158   Jan 1999 - Feb 2002    6.39     5.83        -     Retail brokered CDs
Swap                          100,000       5,827         Mar 2002         7.18     5.91        -     Prime-based loans
-----------------------------------------------------------------------------------------------------------------------------
Total at December 31, 1997   $811,000      $8,042                          6.63%    5.86%    4.65%
=============================================================================================================================


TABLE 11.  CHANGES IN INTEREST RATE CONTRACTS
                     (NOTIONAL AMOUNTS)
=============================================================================
                                         Option
                                         Based        Generic
(in thousands)                        Instruments      Swaps       Total
-----------------------------------------------------------------------------
Balance, December 31, 1996               $500,000      $130,000    $630,000
   Purchases                                    -       181,000     181,000
-----------------------------------------------------------------------------
Balance, December 31, 1997               $500,000      $311,000    $811,000
=============================================================================



TABLE 12.  ANALYSIS OF INTEREST INCOME (EXPENSE) FROM
                     INTEREST RATE CONTRACTS
=======================================================================
                                      Option
Year Ended December 31, 1997          Based       Generic
(in thousands)                     Instruments     Swaps      Total
-----------------------------------------------------------------------
Interest income                      $   -        $1,960      $1,960
Amortization                          (568)            -        (568)
-----------------------------------------------------------------------
Net interest income                  $(568)       $1,960      $1,392
=======================================================================



TABLE 13. RISK-BASED CAPITAL AND CAPITAL RATIOS
=========================================================================================
                                                    December 31
-----------------------------------------------------------------------------------------
(dollars in thousands)         1997        1996          1995        1994        1993
-----------------------------------------------------------------------------------------
Tier 1 capital               $771,947    $683,190      $679,003    $651,080    $603,563
Tier 2 capital                115,380     126,993       149,769     138,995     132,371
-----------------------------------------------------------------------------------------
    Total capital            $887,327    $810,183      $828,772    $790,075    $735,934
=========================================================================================
Risk-weighted assets       $6,688,542  $6,294,032    $5,343,946  $4,452,537  $3,872,240
=========================================================================================
Ratios
  Leverage ratio                 8.35%       7.76%         8.16%       8.20%       7.70%
  Tier 1 capital                11.54%      10.85%        12.71%      14.62%      15.59%
  Total capital                 13.27%      12.87%        15.51%      17.74%      19.01%
  Equity ratio                   8.64%       7.87%         8.59%       7.45%       7.74%
  Tangible equity ratio          8.48%       7.69%         8.37%       7.26%       7.54%
=========================================================================================

TABLE 14. NONPERFORMING ASSETS
=============================================================================================================================
                                                                                              December 31
-----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                  1997       1996       1995       1994       1993
-----------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans by type
  Loans to individuals - residential mortgages                         $8,302     $7,908     $6,897     $5,164     $6,366
  Loans to individuals - other                                          1,355      1,007        335        815      1,148
  Commercial, financial and other                                       9,169     11,037     27,610      1,222      5,383
  Real estate - commercial mortgages                                   16,634      6,687     15,455      8,282     20,844
  Real estate - construction and other                                    537        616      3,064        340        430
-----------------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                                             35,997     27,255     53,361     15,823     34,171
-----------------------------------------------------------------------------------------------------------------------------
Foreclosed assets                                                       3,554      4,600      6,470      8,315     13,559
-----------------------------------------------------------------------------------------------------------------------------
    Total nonperforming assets                                        $39,551    $31,855    $59,831    $24,138    $47,730
=============================================================================================================================
Loans past due 90 days or more and not on nonaccrual status           $22,820    $29,451    $20,668    $12,215    $15,742
=============================================================================================================================
Ratios
  Nonperforming assets as a percent of loans plus foreclosed assets      0.61%      0.51%      1.17%      0.58%      1.34%
  Allowance for loan losses as a percent of nonperforming loans        231.11%    299.42%    142.14%    449.04%    250.52%
  Loans past due 90 days or more and not on nonaccrual status as
     a percent of loans                                                  0.35%      0.47%      0.40%      0.30%      0.44%
=============================================================================================================================


TABLE 15. SUMMARY OF LOAN LOSS EXPERIENCE
=============================================================================================================================
(dollars in thousands)                                                    1997       1996       1995       1994       1993
-----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of year                          $81,606    $75,845    $71,052    $85,604    $96,658
Allowance related to receivables sold                                    (8,790)         -          -          -          -
Allowance acquired in bank purchase                                           -          -      1,142          -          -
Provision for loan losses                                                52,371     37,983     30,600    (10,418)    (2,424)
Loans charged to the allowance
    Loans to individuals - residential mortgages                             61        337        401        332        889
    Loans to individuals - other                                         21,422     18,155      8,055      3,635      3,537
    Commercial, financial and other                                       1,727      1,090     13,518        947      3,166
    Real estate - commercial mortgages                                      250        206        416        198      1,389
    Real estate - construction and other                                      1          -          9          7        131
    Credit card loans                                                    34,726     25,661     15,561     11,120     11,433
-----------------------------------------------------------------------------------------------------------------------------
      Total charge-offs                                                  58,187     45,449     37,960     16,239     20,545
-----------------------------------------------------------------------------------------------------------------------------
Recoveries on loans previously charged to the allowance
    Loans to individuals - residential mortgages                            331        575        731      1,218      1,127
    Loans to individuals - other                                          5,631      4,759      2,831      2,431      2,405
    Commercial, financial and other                                       2,448      3,195      3,002      3,903      3,613
    Real estate - commercial mortgages                                    3,807        822        656      1,005      1,719
    Real estate - construction and other                                     65        244        465        561        432
    Credit card loans                                                     3,910      3,632      3,326      2,987      2,619
-----------------------------------------------------------------------------------------------------------------------------
      Total recoveries                                                   16,192     13,227     11,011     12,105     11,915
-----------------------------------------------------------------------------------------------------------------------------
        Net charge-offs                                                  41,995     32,222     26,949      4,134      8,630
-----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of year                                $83,192    $81,606    $75,845    $71,052    $85,604
=============================================================================================================================
Gross charge-offs as a percent of average loans                            0.92%      0.82%      0.84%      0.44%      0.64%
Recoveries as a percent of gross charge-offs                              27.83%     29.10%     29.01%     74.54%     57.99%
Net charge-offs as a percent of average loans                              0.66%      0.58%      0.59%      0.11%      0.27%
Allowance for loan losses as a percent of loans at end of year             1.29%      1.31%      1.48%      1.72%      2.41%
=============================================================================================================================

TABLE 16. ALLOWANCE FOR LOAN LOSSES
==================================================================================================================================
                                                                          December 31
----------------------------------------------------------------------------------------------------------------------------------
                                 1997                 1996                 1995                  1994                  1993
----------------------------------------------------------------------------------------------------------------------------------
                        Allowance    Loans    Allowance   Loans    Allowance    Loans    Allowance    Loans    Allowance   Loans
----------------------------------------------------------------------------------------------------------------------------------
Loans to individuals     31.89%      45.54%     22.12%    45.80%     19.20%     46.99%     29.32%     46.17%     22.92%    44.62%
Commercial, financial
   and other             20.60       23.07      14.81     21.14      21.69      22.10      19.93      22.85      20.91     20.51
Real estate              22.70       21.35      14.64     19.72      20.51      18.86      13.12      18.70      24.46     21.87
Credit card              24.81       10.04      29.70     13.34      19.84      12.05      19.10      12.28      18.57     13.00
Unallocated                  - (a)       -      18.73         -      18.76          -      18.53          -      13.14         -
----------------------------------------------------------------------------------------------------------------------------------
   Total                100.00%     100.00%    100.00%   100.00%    100.00%    100.00%    100.00%    100.00%    100.00%   100.00%
==================================================================================================================================
(a) At December 31, 1997, the allowance for potential loan losses not specifically identified has been allocated on a pro rata basis to all loan categories.


Item 7
Management's Discussion and Analysis of Financial Condition and Results of Operations

1997 IN REVIEW
     First Commerce Corporation's (FCC's) net income for
1997 was $125.6 million, up 6% from $118.4 million in 1996.
Diluted earnings per share were $3.10 in 1997 and $2.89 in 1996. The 1997 results reflect continued revenue growth, partially offset by increases in operating expenses and the provision for loan losses.
     Excluding the effect of the $300 million credit card securitization in August 1997, net interest income grew 5% in 1997, primarily due to loan growth. Higher credit card fee income, venture capital securities transactions and trust fee income were the main causes of a 13% rise in other income. Operating expense, excluding nonrecurring charges, grew 5% in 1997, while the provision for loan losses rose
$14.4 million. Higher net charge-offs and loan growth were the main causes of the increase in provision.
     On October 20, 1997, FCC entered into an agreement providing for the merger of FCC with a wholly owned subsidiary of BANC ONE CORPORATION (BANC ONE). Terms of the agreement call for FCC shareholders to receive 1.408 shares of BANC ONE common stock (the Exchange Rate) for each share of FCC common stock. The Exchange Rate has been adjusted to give effect to the 10% stock dividend on BANC ONE common stock paid on February 26, 1998. The merger is subject to various conditions, including shareholder and regulatory approval, and is expected to be completed in the second quarter of 1998. For additional information concerning the merger agreement, see Note 2 to the consolidated financial statements.
     A more detailed review of FCC's financial condition and earnings for 1997 follows, with comparisons to 1996 and 1995. This review should be read in conjunction with the Consolidated Financial Statements and Notes which follow this Financial Review.

EARNINGS ANALYSIS
Credit Card Securitization
     On August 7, 1997, FCC's subsidiary bank, First
National Bank of Commerce (First NBC), securitized $300 million of credit card receivables for additional funding.
First NBC retained the servicing and customer relationships of the underlying credit card accounts.
     The ongoing accounting effect of this securitization is to reduce net interest income and the provision for loan losses while increasing noninterest income. Noninterest income for 1997 included $9.2 million of securitization revenue, which represents the securitized credit card receivables' interest income, provision for loan losses, credit card fee income, and gains on sales, net of funding and other costs. Table 1 presents the impact of the credit card securitization on certain income statement line items and ratios.

Net Interest Income
     Net interest income, fully taxable equivalent (FTE) in 1997 was $389.2 million, compared to $375.5 million in 1996.
The net interest margin was 4.58% in 1997, compared to 4.79% in the prior year. As shown in Table 1, securitization reduced 1997's net interest income and net interest margin by $5.2 million and six basis points, respectively.
     Adjusted for the impact of securitization, net interest income rose 5% from 1996. Loan growth was the most significant cause of the improvement. Average managed loans
(which include the owned loan portfolio and the securitized credit card receivables) grew 17% from 1996, while average earning assets rose 9%, resulting in a more favorable mix of earning assets. As a percent of earning assets, average managed loans increased to 76% in 1997, compared to 70% in 1996. The most significant increases in average managed loans were in commercial real estate, commercial and credit card loans. Loan growth was funded by a reduction in securities, plus increased levels of retail brokered certificates of deposit (CDs) and bank notes. Retail brokered CD and bank note programs were established in the fourth quarter of 1996 and the first quarter of 1997, respectively, to diversify FCC's wholesale funding sources.
     Excluding the effect of securitization, the net interest margin was 4.64% in 1997, compared to 4.79% in 1996. Higher funding costs caused the drop in the net interest margin. FCC's cost of funds was 3.73% in 1997, up
26 basis points from 1996. The higher funding costs reflected rates paid on FCC's increased level of longer-term funding sources, the customer retention strategy of moving
FCC's best clients to higher yielding accounts, and the attrition of noninterest-bearing accounts. Higher funding costs were partially offset by an 11 basis point increase in the yield on earning assets (excluding the effect of securitization) due to the shift in the earning asset mix to a higher proportion of loans.
     For 1996, net interest income was $375.5 million, 7% higher than in 1995. The net interest margin was 4.79% for 1996, 11 basis points higher than the prior year. These improvements were primarily the result of loan growth. In
1996, average loans grew 21% and were 70% of earning assets, compared to 61% in 1995. Growth was experienced in all categories of loans and was funded by a reduction in securities and growth in interest-bearing deposits.
     Table 2 presents the average balance sheets, net interest income (FTE) and interest rates for 1997, 1996 and 1995. Table 3 provides the components of changes in net interest income (FTE).

Provision for Loan Losses
     The provision for loan losses was $52.4 million in 1997, compared to $38.0 million and $30.6 million in 1996 and 1995, respectively. The increasing provision resulted from both loan growth and higher net charge-offs. As shown in Table 1, the credit card securitization reduced 1997's provision by $6.8 million. Economic conditions, national and regional trends, net charge-off levels, and changes in the level and mix of the loan portfolio, could cause FCC's provision for loan losses to fluctuate from 1997 levels.
For discussion of the allowance for loan losses, net charge-offs and nonperforming assets, see the Credit Risk
Management section of this Financial Review.

Other Income
     Other income was $195.5 million in 1997, compared to $172.5 million in 1996, an increase of 13%. Other income for 1997 included $9.2 million of securitization revenue, $7.0 million of which would have been recorded as credit card fee income had the securitization not taken place. The principal contributors to the growth in other income from 1996 were credit card fees, venture capital securities transactions and trust fee income.
     Adjusted for the effect of securitization, credit card fee income rose $11.3 million, or 24%, in 1997. This growth reflected higher purchase volumes and late charge fee income. Higher late charge fee income was driven by both volume and pricing increases. The venture capital business realized gains from the sales of securities of companies in which it invested of $6.5 million in 1997, compared to a $1.2 million loss in 1996. FCC began its venture capital business in 1994 to provide companies with capital for growth through expansion or acquisition, satisfying the corporate finance needs that traditional bank lending could not meet. Trust fee income was $2.8 million, or 13%, higher than in 1996 due to new trust business. Additional increases were experienced in broker/dealer revenue (up $1.4 million, or 13%) and ATM fee income (up $836,000, or 9%) and were mainly related to higher business volumes. Service charges on deposits fell 4% from 1996, reflecting FCC's customer retention strategy and the attrition of noninterest-bearing accounts.
     Other income rose $32.7 million from 1995 to 1996. The most significant contributors to the improvement were credit card fee income and investment securities transactions.
Credit card fee income rose $13.3 million, or 38%, reflecting increased purchase volumes and late charge fee income. Investment securities transactions resulted in pretax net gains of $1.4 million in 1996, compared to pretax net losses of $11.4 million in 1995. The losses recorded in 1995 were related to FCC's securities portfolio restructuring in response to rising interest rates. Growth in trust fee income ($3.5 million), broker/dealer revenue
($2.6 million) and ATM fee income ($1.3 million) mainly reflected higher volumes of transactions and accounts.

Operating Expense
     Operating expense was $338.1 million in 1997, compared to $326.8 million in 1996 and $337.2 million in 1995.
1996's operating expense included a one-time $5.3 million expense related to the assessment by the FDIC for the recapitalization of the Savings Association Insurance Fund
(SAIF). Operating expense in 1995 included $26.4 million of nonrecurring merger-related and reengineering charges.
     From 1996 to 1997, operating expense, excluding the SAIF one-time special assessment, rose $16.6 million, or 5%.
Personnel expense rose $4.1 million, or 2%, reflecting annual merit raises, partially offset by lower incentive pay expense. On April 25, 1997, all outstanding stock appreciation rights (SARs) were canceled and replaced with stock options with equivalent terms. Compensation expense is increased or decreased in connection with SARs based on the market value of FCC's common stock. This exchange capped the total expense at the stock price on the exchange date. Increased depreciation caused equipment expense to rise $3.9 million, or 15%. Also contributing to the rise in operating expense were advertising expense, deferred consumer loan origination costs and bank stock tax expense.
Advertising expense grew $2.1 million, mainly due to increased donations expense. Lower deferred consumer loan origination costs (down $1.8 million) reflected FCC's pullback from intensely price-competitive indirect automobile lending. Bank stock taxes (Louisiana does not assess income tax on commercial banks; rather, banks pay property tax based on the value of their capital stock) were $1.9 million higher than in 1996.
     Excluding one-time charges, operating expense rose
$10.8 million, or 3%, in 1996. Higher personnel costs caused the increase. Personnel expense rose $15.9 million, or 10%, from 1995. This increase was due to incentive pay expense tied to the improvement in FCC's financial returns and the appreciation of its common stock during 1996.
Communications and delivery expense grew $1.8 million, or 11%, while equipment expense rose $1.6 million, or 7%. FDIC insurance expense, excluding the SAIF recapitalization expense, fell $6.9 million in 1996 reflecting lower premium rates due to strengthened FDIC reserves.
     FCC monitors its efficiency ratio as one measure of its success at increasing revenues while controlling expense growth. Excluding one-time charges, the efficiency ratio was 58% in 1997, compared to 59% in 1996 and 63% in 1995.
     As with most other companies, many of the computer programs that FCC uses were originally designed to recognize calendar years by their last two digits. Transactions processed using these truncated fields will not work properly with dates from the year 2000 and beyond. FCC established a task force in 1996 to prepare its data processing and other systems to be Year 2000 compliant.
This process involves modifying or replacing certain hardware and software maintained by FCC as well as ensuring that external service providers are taking the appropriate actions. The team's plan is to substantially complete this project by the end of 1998. The total internal and external costs for system conversions and testing are not expected to be material.

Income Taxes
     Income tax expense was $61.4 million in 1997, $59.0 million in 1996 and $39.5 million in 1995. The changes in income tax expense resulted primarily from changes in pretax income and the effect of 1995's nondeductible merger-related expenses. FCC's effective tax rate was 33% in both 1997 and 1996 and 34% in 1995. These effective rates are lower than the 35% federal statutory tax rate, primarily because of tax-exempt interest income received from the financing of state and local governments. Louisiana does not assess an income tax on commercial banks; rather, banks pay property tax based on the value of their capital stock in lieu of income and franchise taxes.
     For additional information on FCC's effective tax rates and the composition of changes in income tax expense for all periods, see Note 22.

FINANCIAL CONDITION ANALYSIS
Loans
     Total loans of $6.4 billion at December 31, 1997 were net of $300 million of securitized credit card receivables.
Managed loans of $6.7 billion at year-end 1997 were 8% higher than one year ago. As shown in Table 4, loan growth was broad-based and was driven by economic expansion in Louisiana. The 2% decline in loans to individuals-other reflected FCC's pullback from intensely price-competitive indirect automobile lending. Table 5 and Note 6 provide additional information on loans.
     Consumer loans include loans to individuals and credit card loans. Consumer loans continue to be the largest segment of the loan portfolio at 58% of total managed loans.
Managed consumer loans were $3.9 billion at December 31, 1997, up 5% from year-end 1996. Growth in managed credit card loans (up 14%) and residential mortgages (up 11%) were partially offset by the decline in indirect automobile lending.
     Commercial loans were 22% of total managed loans, at December 31, 1997, and were 13% higher than at the prior year-end. Growth was distributed among virtually all industry segments and reflected increased economic activity in Louisiana. The commercial loan portfolio is diversified among a wide array of industries. The three largest industry categories were services with $369 million, retail/wholesale trade with $224 million and transportation with $170 million.
     Real estate loans consist of loans secured by commercial properties, construction and land development loans, and loans secured by multi-family properties and farmland. Real estate loans rose 12% during 1997 and were 20% of total managed loans at year-end.

Securities
     As part of its securities portfolio management strategy, all of FCC's securities have been classified as available for sale. A significant factor in this decision is the desire to maintain flexibility to actively manage the portfolio in response to market conditions and funding requirements.
     At December 31, 1997, the securities portfolio totaled
$2.2 billion, unchanged from year-end 1996. Unrealized gains, net of tax, increased stockholders' equity $33.6 million at December 31, 1997, compared to $22.9 million at year-end 1996. The fluctuation in market values was mainly driven by changes in market interest rates.
     At December 31, 1997, 90% of total securities were obligations of the U.S. government or its agencies. The average expected life, which considers projected paydowns, was 3.5 years. Table 6 presents detailed information on the maturities and yields of securities.
     FCC's mortgage-backed securities are either direct issues or collateralized by direct issues of U.S. agencies.
At year-end 1997, the average expected life of FCC's mortgage-backed securities was 4.2 years. Prepayment rates on mortgage-backed securities may differ from those expected, due to changes in interest rates and other economic conditions.
     Note 5 contains additional information on securities.

Deposits
     Deposits were $7.8 billion as of year-end 1997, up 7% from December 31, 1996. Growth was experienced in most interest-bearing deposit categories with the most significant increases in money market investment deposits and time deposits $100,000 and over. Higher time deposits
$100,000 and over mainly were in retail brokered CDs, a program instituted in the fourth quarter of 1996. Lower savings and noninterest-bearing deposits reflected FCC's customer retention strategy of moving FCC's best clients to higher yielding accounts, and the attrition of noninterest-bearing accounts. As shown in Table 7, average core deposits rose 2% in 1997, and were 83% of total average deposits.

Short-Term Borrowings
     Short-term borrowings were $367 million at December 31, 1997, and averaged $495 million for the year. This was a decrease from the $945 million at year-end 1996 and the $698 million average for 1996. The decline was due to FCC's increased use of longer-term wholesale funding sources as discussed under the Liquidity section of this Financial
Review. Note 10 contains additional information on short-term borrowings.

Asset/Liability Management
     The objective of FCC's asset/liability management is to maximize net interest income while maintaining acceptable levels of risk from changes in interest rates and, also, balancing liquidity and capital needs. FCC monitors opportunities and risks so that appropriate actions can be taken by management to meet this objective. Actions considered include purchases and sales of securities to alter maturities and yields of the portfolio, changes in the mix and level of earning assets and funding sources, and the use of off-balance sheet interest rate risk products such as swaps, caps and floors.

Interest Rate Risk
     Interest rate risk is the potential impact on net interest income of changes in interest rates. FCC measures this risk by analyzing the sensitivity of net interest income and the economic value of equity to interest rate fluctuations.
     Simulation of net interest income under various interest rate scenarios is FCC's primary tool for measuring interest rate risk. Management regularly reviews simulation results to better understand FCC's interest rate risk and to develop strategies for managing this risk. FCC's simulations incorporate assumptions regarding such factors as loan and deposit growth, pricing and mix, prepayment rates, and spreads between various interest rates. These assumptions are derived from a combination of historical analysis and management's expectations and are regularly reviewed and refined.
     FCC captures longer-term interest rate risk by analyzing the sensitivity of economic value of equity to interest rate changes. Economic value of equity is defined as the present value of assets and off-balance sheet positions less the present value of liabilities.
Assumptions about the timing and variability of cash flows are based on historical analysis and management's expectations.
     Table 9 shows the sensitivity of FCC's net interest income over a twelve-month period to both a gradual and immediate +/- 100 basis point rate shift. Also shown is the economic value of equity change to an immediate +/- 100 basis point rate shift. The assumptions used in this analysis are inherently uncertain. Actual results could differ from simulated results due to timing, magnitude and frequency of interest-rate changes and changes in market conditions and management strategies, among other factors.

Off-Balance Sheet Instruments
     In the normal course of business, FCC is a party to various financial instruments which are not carried on the balance sheet. However, income and expenses related to these instruments are reflected in the financial statements.
FCC uses these instruments to meet the financing needs of its customers and to help manage its exposure to interest rate fluctuations. These off-balance sheet instruments include commitments to extend credit, letters of credit, securities lent, foreign exchange contracts and interest rate contracts. Note 18 provides additional information about off-balance sheet instruments.
     FCC uses interest rate contracts to manage interest rate risk. Table 10 summarizes FCC's interest rate contracts at December 31, 1997. Table 11 summarizes the activity, by notional amount, for all interest rate contracts during 1997, while Table 12 presents their impact on net interest income.
     At December 31, 1997, FCC had $311 million of interest rate swaps, with $211 million converting retail brokered CDs and bank notes from fixed to floating rates. The remaining
$100 million convert prime-based floating rate loans to fixed rates. FCC's $500 million of interest rate floors hedge transaction deposits. As of year-end 1997, the unamortized premium on these floors was $544,000.
     As shown in Table 10, the estimated fair value of FCC's total interest rate contracts at year-end 1997 was $8.0 million. The fair value of interest rate contracts at any given date represents the estimated amount FCC would receive or pay to terminate the contracts. Changes in the fair value of FCC's interest rate contracts are largely offset by changes in the fair values of the balance sheet assets and liabilities matched against these contracts. The fair values of interest rate contracts fluctuate depending upon the remaining maturities of the contracts and the financial markets' expectations regarding future interest rate levels.

Liquidity
     The objective of liquidity management is to ensure that funds are available to meet the cash flow requirements of depositors and borrowers while at the same time meeting the cash flow needs of the corporation. Liquidity is provided by a stable base of funding sources, especially core deposits, and an adequate level of assets readily convertible into cash.
     Beginning in the fourth quarter of 1996, FCC significantly diversified its access to external funding sources by establishing programs for issuing retail brokered
CDs, bank notes and credit card asset-backed securities.
Outstandings under these programs totaled $920 million as of December 31, 1997. Other funding alternatives available include commercial paper issued by the Parent Company and lines of credit maintained with major banks totaling $45 million. No commercial paper was issued in 1997, and the lines of credit were unused.

Capital and Dividends
     At December 31, 1997, total stockholders' equity was 8.64% of total assets, compared to 7.87% one year ago. The regulatory leverage ratio, which excludes the net unrealized gain on securities available for sale, was 8.35% at year-end
1997 and 7.76% at December 31, 1996. The increase in both ratios from the prior year was mainly due to net earnings retained during 1997. Table 13 presents FCC's risk-based and other capital ratios for the past five years. All ratios remain well above regulatory minimums. Note 16 provides additional information regarding the regulatory ratios of FCC and its Banks.
     FCC paid dividends of $1.60 per share for 1997, a 10% increase over 1996's per share amount of $1.45. The Parent
Company's sources of funds to pay cash dividends on its common stock are its net working capital and the dividends it receives from the banks. At December 31, 1997, the Parent Company had net working capital of $90 million.
Also, the Parent Company could receive dividends from the banks without prior regulatory approval of $51 million after December 31, 1997, plus the banks' adjusted net profits for 1998.

Credit Risk Management
     FCC manages its credit risk by diversifying its loan portfolio, maintaining credit underwriting standards which emphasize cash flows and repayment ability, providing an adequate allowance for loan losses and continually reviewing loans through an internal independent loan review process.
Portfolio diversification reduces credit risk by minimizing the impact on the portfolio if weaknesses develop in certain segments of the economy. Credit underwriting standards ensure that loans are properly structured and collateralized. An adequate allowance for loan losses provides for losses inherent in the loan portfolio. The loan review process identifies and monitors potentially weak or deteriorating credits.

Nonperforming Assets and Past Due Loans
     Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed assets. As shown in Table
14, nonperforming assets totaled $40 million at year-end
1997, compared to $32 million at December 31, 1996. The year-end 1997 total consists of $36 million of nonperforming loans and $4 million of foreclosed assets. As a percent of loans and foreclosed assets, nonperforming assets were .61% at the end of 1997, compared to .51% one year ago. Changes in the level of total loans, the mix of the loan portfolio and economic conditions will primarily determine the future levels of nonperforming assets.
     Nonperforming loans rose $9 million in 1997. The increase was due to commercial real estate loans placed on nonaccrual status. 67% of nonperforming loans were contractually current or no more than 30 days past due at December 31, 1997, compared to 42% at the end of 1996.
     Foreclosed assets, which include unused bank premises, fell $1 million from year-end 1996. The decline was the result of property sales.
     Loans past due 90 days or more and not on nonaccrual status were $23 million, or .35% of total loans, at year-end
1997, compared to $29 million, or .47% of total loans, at December 31, 1996. The decrease was mainly related to government-guaranteed student loans. At the end of 1997, accruing loans past due 90 days or more included $6 million in government-guaranteed student loans and $12 million of credit card loans (which are charged-off within 180 days of becoming past due).
     At December 31, 1997, loans considered to be impaired totaled $29 million, of which $10 million required a total impairment allowance of $3 million. Impaired loans are included in nonaccrual loans.

Watch List
     FCC's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring due to risk. FCC's watch list includes both performing and nonperforming loans, as well as foreclosed assets. The majority of watch list loans are classified as performing, because they do not have characteristics resulting in uncertainty about the borrower's ability to pay principal and interest in accordance with the original terms of the loans.
     The watch list consists of classifications, identified as Type 1 through Type 4. Types 1, 2 and 3 generally parallel the regulatory classifications of loss, doubtful and substandard, respectively. Type 4 generally parallels the regulatory classification of Other Assets Especially
Mentioned. These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Total watch list loans at December 31, 1997 were $201 million, or 3.12% of total loans and foreclosed assets, compared to $157 million, or 2.52%, at the end of last year. Approximately half of the rise was related to one borrower; the remaining increase was due to several commercial loans in a variety of industries.

Allowance for Loan Losses
     At December 31, 1997, the allowance for loan losses was $83 million, or 210% of nonperforming assets, compared to $82 million , or 256% of nonperforming assets, at year-end
1996. The allowance was 1.29% of loans at the end of 1997, compared to 1.31% at December 31, 1996. During 1997, the allowance was reduced $9 million related to the credit card receivables securitized. For 1997, the provision exceeded net charge-offs by $10.4 million, reflecting both strong loan growth and the effect of increasing charge-offs, which impacted the experience factor used in the allowance calculation. Management believes that the allowance is adequate to cover losses inherent in the loan portfolio.
Table 15 presents the activity in the allowance for loan losses for the past five years. The allocation of the allowance for loan losses is included in Table 16.
     Net charge-offs were $42.0 million, or .66% of average loans, in 1997, compared to $32.2 million, or .58% of average loans, in 1996. Managed net charge-offs were $48.2 million, or .75% of average loans, in 1997. The increase from 1996 reflected higher net charge-offs of credit card loans. Net charge-offs on credit card loans were $30.8 million, or 4.19% of credit card loans, in 1997, up from $22.0 million, or 3.24%, in 1996. Managed credit card net charge-offs were $37.0 million, or 4.32% of credit card loans. The rise in credit card charge-offs at FCC throughout 1997 and 1996 tracked national trends and was principally due to higher bankruptcies and the number of accounts which have reached the age at which charge-offs peak (generally an account that has been open for 18 to 36 months). The level of credit card charge-offs may continue to rise during 1998.
     Economic conditions, national and regional trends, net charge-off levels and changes in the level and mix of the loan portfolio, could cause FCC's provision for loan losses to fluctuate from 1997 levels.

Fair Value of Financial Instruments
     Note 19 provides information regarding the fair values of financial instruments as of December 31, 1997 and 1996.
     The differences between fair values and book values were primarily caused by differences between contractual and market interest rates at the respective year-ends.
Fluctuation in fair values will occur as interest rates change.

Fourth Quarter Results
     FCC's net income for the fourth quarter of 1997 was
$32.0 million, compared to $28.7 million in 1996's fourth
quarter.  Diluted earnings per share were $.79 in the fourth quarter of 1997 and $.72 for the fourth quarter of 1996.
The following are key items from the fourth quarter.
     Net interest income (FTE) was $96.4 million, compared
to $97.8 million in 1996's fourth quarter.  The decrease was caused by the shift of net interest income to noninterest
income related to the securitization of credit card
receivables in 1997's third quarter.  Excluding the effect
of this shift, net interest income rose 2% from 1996's
fourth quarter.  Loan growth was the most significant cause
of the improvement.  Higher funding costs partially offset
the benefit of this loan growth.
     The provision for loan losses was $8.6 million in the
fourth quarter, down from $14.2 million in the prior year.
Excluding the impact of securitization, the provision would
have been $12.6 million in 1997's fourth quarter.  Net
charge-offs were $9.7 million in this year's fourth quarter, compared to $11.9 million in 1996's fourth quarter.  Managed net charge-offs were $13.9 million, or .84% of average
loans. The increase from 1996 reflected higher net charge-
offs of credit card loans.  Net charge-offs of managed
credit card loans were $10.7 million in 1997's fourth
quarter, $8.6 million in 1997's third quarter and $7.3
million in the fourth quarter of 1996.  Higher credit card
charge-offs were mainly related to the number of accounts
that are reaching the age at which charge-offs peak.  Credit card charge-offs may continue to grow over the next few
quarters.
     Other income was $50.3 million in the fourth quarter.
Excluding investment securities transactions and the effects of securitization, other income was $49.3 million, up 8%
from 1996's fourth quarter.  Credit card fees were the
principal factor in this growth.
     Operating expense was $88.8 million in 1997's fourth
quarter, 4% higher than in 1996.  Higher equipment costs
were the most significant contributor to the increase.   The
efficiency ratio was 60.5% for the fourth quarter of 1997.
     Selected Quarterly Data compares certain quarterly
financial information for 1997 and 1996.

FORWARD LOOKING STATEMENTS
     FCC may from time to time make written or oral forward-
looking  statements, including statements contained in  this report  and  other filings with the Securities and  Exchange
Commission,  in  its reports to stockholders  and  in  other communications by FCC, which are made in good faith  by  FCC pursuant  to  the "Safe Harbor" provisions  of  the  Private
Securities Litigation Reform Act of 1995.
      These forward-looking statements are based on a number
of  assumptions  about  future events  and  are  subject  to various  risks  and  uncertainties which  may  cause  actual results  to differ materially from those in such statements.
These  risks and uncertainties include, but are not  limited to, (i) the strength of the U. S. economy in general and the strength  of  the  local  economies in  which  FCC  conducts operations,  (ii)  changes  in trade,  monetary  and  fiscal policies,  laws and regulations of government  agencies  and similar  organizations, including interest rate policies  of the  Board of Governors of the Federal Reserve System, (iii)
inflation,  interest rate, market and monetary fluctuations,
(iv) FCC's ability to improve sales and service quality  and to  develop profitable new products, (v) the willingness  of users  to substitute competitors' products and services  for
FCC's  products  and services, (vi) the success  of  FCC  in gaining  regulatory approval of its products  and  services, when required, (vii) changes in consumer spending, borrowing
and   saving  habits,  (viii)  the  effect  of  changes   in
accounting policies and practices, as may be adopted by  the regulatory  agencies  as  well as the  Financial  Accounting
Standards Board, (ix) the amount and rate of growth in FCC's expenses  and  its ability to achieve targeted or  projected cost  controls, (x) the costs and effects of litigation  and of  unexpected or adverse outcomes in such litigation,  (xi)
technological changes, including the possibility that  FCC's
Year  2000  compatibility project may not  be  completed  as projected resulting in losses related to data processing and other  systems that may not operate as expected,  (xii)  the possibility that FCC's merger with a wholly owned subsidiary of  BANC ONE CORPORATION may not be completed if one or more of  the  conditions  of  the closing  are  not  met,  (xiii)
acquisitions  and  the  integration of acquired  businesses,
(xiv)   the   impact  on  FCC's  financial   statements   of
nonrecurring  accounting charges that may  result  from  its
ongoing   evaluation  of  its  business  strategies,   asset
valuations  and  organizational structures, (xv)  charge-off and  delinquency  trends, (xvi) the  effects  of  easing  of restrictions  on  the financial services industry,  and  the
effects  of   competition from institutions  that  can  take
better advantage of eased restrictions and  from new entries into  the  markets served by FCC, and (xvii) the success  of
FCC at managing the risks involved in the foregoing.
      Readers  are cautioned not to place undue reliance  on
forward-looking statements made by or on behalf of FCC.  Any
such statement speaks only as of the date it was made.   FCC
undertakes  no obligation to update or revise  any  forward-
looking statements.






Item 8
Financial Statements and Supplementary Data

FIRST COMMERCE CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)                                                            December 31
=========================================================================================================
                                                                             1997                1996
---------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                $  433,558          $  440,347
  Interest-bearing deposits in banks                                             68                 134
  Federal funds sold and securities purchased under resale agreements        29,000              59,250
  Trading account securities                                                 72,249              13,122
  Securities available for sale, at fair value                            2,242,401           2,177,529
  Loans, net of unearned income                                           6,440,070           6,217,483
      Allowance for loan losses                                             (83,192)            (81,606)
---------------------------------------------------------------------------------------------------------
        Net loans                                                         6,356,878           6,135,877
=========================================================================================================
  Premises and equipment                                                    156,401             170,431
  Accrued interest receivable                                               105,819             105,888
  Other assets                                                              110,923              87,532
---------------------------------------------------------------------------------------------------------
        Total assets                                                     $9,507,297          $9,190,110
=========================================================================================================
LIABILITIES
  Noninterest-bearing deposits                                           $1,428,089          $1,436,038
  Interest-bearing deposits                                               6,379,344           5,868,808
---------------------------------------------------------------------------------------------------------
        Total deposits                                                    7,807,433           7,304,846
=========================================================================================================
  Short-term borrowings                                                     366,915             944,823
  Accrued interest payable                                                   55,026              44,160
  Accounts payable and other accrued liabilities                             66,125              91,883
  Long-term debt                                                            390,818              80,723
---------------------------------------------------------------------------------------------------------
        Total liabilities                                                 8,686,317           8,466,435
=========================================================================================================
STOCKHOLDERS' EQUITY
  Preferred stock; 5,000,000 shares authorized, none issued                       -                   -
  Common stock, $5 par value
     Authorized -- 100,000,000 shares
     Issued -- 39,240,854 and 39,402,926 shares, respectively               196,204             197,015
  Capital surplus                                                           175,582             146,390
  Retained earnings                                                         421,884             373,521
  Treasury stock -- 482,998 common shares, at cost                                -             (13,150)
  Unearned restricted stock compensation                                     (6,331)             (2,956)
  Net unrealized gain on securities available for sale                       33,641              22,855
---------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                          820,980             723,675
=========================================================================================================
        Total liabilities and stockholders' equity                       $9,507,297          $9,190,110
=========================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.


FIRST COMMERCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME



(dollars in thousands, except per share data)                          Years Ended December 31
=========================================================================================================
                                                             1997              1996              1995
---------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                              $557,101          $489,326          $410,039
  Interest and dividends on taxable securities             133,137           142,324           176,222
  Interest on tax-exempt securities                          5,835             6,274             7,066
  Interest on money market investments                       3,011             3,301             5,167
---------------------------------------------------------------------------------------------------------
    Total interest income                                  699,084           641,225           598,494
=========================================================================================================
INTEREST EXPENSE
  Interest on deposits                                     263,697           223,141           210,942
  Interest on short-term borrowings                         25,812            37,718            33,015
  Interest on long-term debt                                27,595            10,624            11,193
---------------------------------------------------------------------------------------------------------
    Total interest expense                                 317,104           271,483           255,150
=========================================================================================================
NET INTEREST INCOME                                        381,980           369,742           343,344
PROVISION FOR LOAN LOSSES                                   52,371            37,983            30,600
---------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        329,609           331,759           312,744
=========================================================================================================
OTHER INCOME
  Deposit fees and service charges                          56,563            58,871            59,515
  Credit card fee income                                    52,053            47,786            34,516
  Securitization revenue                                     9,207                 -                 -
  Trust fee income                                          23,421            20,655            17,163
  Broker/dealer revenue                                     12,150            10,765             8,198
  ATM fee income                                            10,529             9,693             8,393
  Other operating revenue                                   24,088            24,607            23,494
  Venture capital securities transactions                    6,500            (1,200)                -
  Investment securities transactions                         1,002             1,360           (11,413)
---------------------------------------------------------------------------------------------------------
    Total other income                                     195,513           172,537           139,866
=========================================================================================================
OPERATING EXPENSE
  Salary expense                                           156,474           151,781           139,285
  Employee benefits                                         28,673            29,298            33,855
---------------------------------------------------------------------------------------------------------
    Total personnel expense                                185,147           181,079           173,140
  Equipment expense                                         30,203            26,337            26,652
  Net occupancy expense                                     21,080            20,980            22,027
  Communications and delivery expense                       20,066            19,154            17,429
  Advertising expense                                       15,671            13,551            15,108
  Professional fees                                         13,582            14,180            19,336
  FDIC insurance expense                                     1,369             7,057             8,665
  Other operating expense                                   51,011            44,510            54,847
---------------------------------------------------------------------------------------------------------
    Total operating expense                                338,129           326,848           337,204
=========================================================================================================
INCOME BEFORE INCOME TAX EXPENSE                           186,993           177,448           115,406
INCOME TAX EXPENSE                                          61,380            59,010            39,455
=========================================================================================================
NET INCOME                                                 125,613           118,438            75,951
PREFERRED DIVIDEND REQUIREMENTS                                  -            2,116             4,325
=========================================================================================================
INCOME APPLICABLE TO COMMON SHARES                        $125,613          $116,322           $71,626
=========================================================================================================
EARNINGS PER COMMON SHARE
  Basic                                                   $   3.24          $   3.05           $  1.90
  Diluted                                                 $   3.10          $   2.89           $  1.87
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                 38,805,481        38,121,896        37,644,406
  Diluted                                               42,739,394        43,267,089        40,670,518
=========================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.


FIRST COMMERCE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                 Net
                                                                                                              Unrealized
                                                                                                  Unearned   Gain (Loss)
                                                                                                 Restricted  on Securities
                                            Preferred  Common     Capital   Retained   Treasury     Stock     Available
(dollars in thousands except per share data)  Stock     Stock     Surplus   Earnings    Stock   Compensation   for Sale     Total
===================================================================================================================================
Balance at December 31, 1994                 $59,954   $188,146   $112,238  $307,701     $   -   $  (592)     $(73,888)   $593,559
===================================================================================================================================
  Net income                                       -          -          -     75,951        -         -             -      75,951
  Cash dividends
    Preferred stock  ($1.8125 per share)           -          -          -     (4,325)       -         -             -      (4,325)
    Common stock ($1.25 per share)                 -          -          -    (39,611)       -         -             -     (39,611)
    Pooled acquisitions                            -          -          -     (1,846)       -         -             -      (1,846)
  Preferred stock conversions                 (1,234)       287        947          -        -         -             -           -
  Exercise of stock options                        -        223        583          -        -         -             -         806
  Sales to plans                                   -          -        324        (88)   1,033         -             -       1,269
  Restricted stock activity                        -        172        400          -        -      (531)            -          41
  Issuance and purchase of 516,100
        shares in acquisition                      -      2,580     10,913          -  (13,760)        -             -        (267)
  Change in net unrealized gain (loss)
     on securities available for sale              -          -          -          -        -         -       107,472     107,472
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                  58,720    191,408    125,405    337,782  (12,727)   (1,123)       33,584     733,049
===================================================================================================================================
  Net income                                       -          -          -    118,438        -         -             -     118,438
  Cash dividends
    Preferred stock ($1.3594 per share)            -          -          -     (2,116)       -         -             -      (2,116)
    Common stock ($1.45 per share)                 -          -          -    (55,932)       -         -             -     (55,932)
  Preferred stock redemptions and
    conversions                              (58,720)     4,615     14,862    (24,463)  63,456         -             -        (250)
  Purchase of 1,814,000 shares of common
      stock for preferred conversions              -          -          -          -  (63,926)        -             -     (63,926)
  Conversion of 12 3/4% convertible debentures     -        434      1,881          -        -         -             -       2,315
  Exercise of stock options                        -        235        819          -        -         -             -       1,054
  Sales to plans                                   -          -         11       (188)      47         -             -        (130)
  Restricted stock activity                        -        323      3,412          -        -    (1,833)            -       1,902
  Change in net unrealized gain (loss)
       on securities available for sale            -          -          -          -        -         -       (10,729)    (10,729)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                       -    197,015    146,390    373,521  (13,150)   (2,956)       22,855     723,675
===================================================================================================================================
  Net income                                       -          -          -    125,613        -         -             -     125,613
  Cash dividends on common stock
   ($1.60 per share)                               -          -          -    (62,484)       -         -             -     (62,484)
  Retirement of treasury stock                     -     (2,348)         -    (10,331)  12,679         -             -           -
  Conversion of stock appreciation rights
    to stock options                               -          -     10,401          -        -         -             -      10,401
  Exercise of stock options                        -      1,200      8,626     (4,302)     471         -             -       5,995
  Sales to plans                                   -          -          -       (133)       -         -             -        (133)
  Restricted stock activity                        -        337     10,165          -        -    (3,375)            -       7,127
  Change in net unrealized gain (loss)
     on securities available for sale              -          -          -          -        -         -        10,786      10,786
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                   $   -   $196,204   $175,582   $421,884  $     -   $(6,331)     $ 33,641    $820,980
===================================================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.


FIRST COMMERCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)                                                               Years Ended December 31
======================================================================================================================
                                                                              1997            1996           1995
                                                                          --------------------------------------------
OPERATING ACTIVITIES
  Net income                                                               $125,613        $118,438        $75,951
  Adjustments to reconcile net income to net cash provided
   by operating activities:
      Provision for loan losses                                              52,371          37,983         30,600
      Depreciation and amortization of premises and equipment                25,161          22,689         23,427
      Amortization of intangibles                                             2,314           2,856          2,870
      Deferred income tax (benefit)                                          (7,166)         (4,485)        (9,124)
      Net deferred loan (fees)                                               (3,846)         (7,113)        (7,247)
      Net (gain) loss from venture capital securities transactions           (6,500)          1,200              -
      Net (gain) loss from investment securities transactions                (1,002)         (1,360)        11,413
      Net (gain) on branch divestiture                                            -          (1,137)        (3,054)
      (Increase) decrease in trading account securities                     (59,127)          6,508        (10,660)
      (Increase) in accrued interest receivable                              (1,895)        (10,105)       (24,362)
      (Increase) decrease in other assets                                   (16,039)        (13,045)         9,612
      Increase in accrued interest payable                                   10,866           2,304         16,105
      Increase (decrease) in accounts payable and other accrued liabilities  (9,422)         15,731         18,219
      Other, net                                                                674           7,715         (8,195)
----------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                           112,002         178,179        125,555
======================================================================================================================
INVESTING ACTIVITIES
  Net decrease in interest-bearing deposits in banks                             66             654          3,542
  Proceeds from maturities/calls of securities held to maturity                   -               -         80,036
  Purchases of securities held to maturity                                        -               -        (32,879)
  Proceeds from sales of securities available for sale                      533,857         110,385        765,867
  Proceeds from maturities/calls of securities available for sale           821,905         605,735        306,118
  Purchases of securities available for sale                             (1,396,528)       (308,966)      (625,446)
  Net (increase) decrease in federal funds sold and
      securities purchased under resale agreements                           30,250         (25,350)       126,680
  Net (increase) in loans                                                  (578,294)     (1,141,442)      (989,160)
  Branch divestiture                                                              -         (14,410)        (4,897)
  Purchases of premises and equipment                                       (14,127)        (29,643)       (46,966)
  Proceeds from sales of foreclosed assets                                   15,246          13,742         12,161
  Other, net                                                                  2,396           1,758          4,343
----------------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                (585,229)       (787,537)      (400,601)
======================================================================================================================
FINANCING ACTIVITIES
  Net proceeds from sale of securitized credit card receivables             296,525               -              -
  Net increase (decrease) in transaction and savings accounts               155,222          24,826        (30,543)
  Net increase in time deposits                                             345,254         344,213        250,928
  Net increase (decrease) in short-term borrowings                         (577,908)        309,095        135,235
  Issuance of bank notes                                                    308,480               -              -
  Payments on long-term debt                                                    (27)         (5,308)        (1,874)
  Cash dividends paid                                                       (62,368)        (56,754)       (41,672)
  Proceeds from issuance of common and treasury stock                         8,696             541          3,206
  Purchase of treasury stock                                                 (7,436)        (63,926)       (15,108)
  Other, net                                                                      -            (250)             -
----------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                               466,438         552,437        300,172
======================================================================================================================
    (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (6,789)        (56,921)        25,126
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        440,347         497,268        472,142
======================================================================================================================
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $433,558        $440,347       $497,268
======================================================================================================================
Cash paid during the period for
   Interest expense                                                        $306,238        $269,275       $238,882
   Income taxes                                                            $ 69,150        $ 60,040       $ 37,080
======================================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.


NOTE 1
Business,  Summary  of Significant Accounting  Policies  and
Recent Pronouncements

Business
      First Commerce Corporation (FCC) is a multi-bank holding company headquartered in New Orleans, Louisiana. Through its six banks (collectively "the Banks") located in Louisiana, FCC offers complete banking and related financial services to commercial and consumer customers in the Gulf South, primarily Louisiana and southern Mississippi. The Banks account for substantially all of the assets and net income of FCC. FCC and the Banks are subject to the regulation and supervision of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Banks include First National Bank of Commerce (First NBC), City National Bank of Baton Rouge (CNB), The First National Bank of Lafayette (FNBL), Central Bank (CB), The First National Bank of Lake Charles (FNBLC) and Rapides Bank & Trust Company in Alexandria
(RBT).

Summary of Significant Accounting Policies

Use of Estimates
      The accounting and reporting policies of FCC and its subsidiaries conform with generally accepted accounting principles and with general practices within the financial services industry. In preparing the consolidated financial statements, FCC is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Presentation
      The consolidated financial statements include the accounts of FCC and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Prior year financial statements have been restated to include the accounts of business combinations accounted for as poolings-of-interests, unless immaterial. Business combinations accounted for as purchases are included from the respective dates of acquisition. Certain prior years' amounts have been reclassified to conform with current year financial statement presentation.

Securities
      Securities are classified as either trading, held to maturity or available for sale. Management determines the classification of securities when they are purchased and reevaluates this classification periodically.
       Trading account securities are bought and held principally for resale in the near term. They are carried at fair value with realized and unrealized gains or losses reflected in other operating revenue. Interest and dividend income on trading account securities is included in interest income on money market investments.
      Securities which FCC has the ability and positive intent to hold to maturity are classified as securities held to maturity. They are stated at amortized cost.
      Securities which may be sold in response to changes in interest rates, liquidity needs or asset/liability management strategies and investments made by FCC's venture capital unit are classified as securities available for sale. These securities are carried at fair value, with net unrealized gains or losses excluded from earnings and shown as a separate component of stockholders' equity, net of the related tax effect.
      Realized gains and losses on securities either held to maturity or available for sale are computed based on the specific identification method and are reported as separate components of other income. Amortization of premium and accretion of discount are computed using the interest method.

Loans
      Loans are stated at the principal amounts outstanding net of unearned income. Interest on loans and accretion of unearned income are computed by methods which approximate a level rate of return on recorded principal. Loan origination fees and costs are deferred and amortized as an adjustment to the related loan yield. For commercial and consumer loans, the amortization period is the actual life of the loans; for residential mortgage loans, it is the expected average life of the loan. Loan origination costs on credit card loans are not deferred due to their immaterial effect on the financial statements. Annual credit card fees are recognized on a straight-line basis over the related twelve-month period.
      Securitized loans that qualify for sale accounting treatment are removed from the balance sheet. Securitization revenue represents the net effect of interest income, provision for loan losses, credit card fee income, gains from sales and funding costs for the securitized loans.

Nonperforming Loans
      Nonperforming loans consist of nonaccrual loans and restructured loans. Loans past due 90 days or more are considered to be performing until placed on nonaccrual status. Loans are placed on nonaccrual status when, in the opinion of management, there is sufficient uncertainty as to timely collection of interest or principal. Any accrued interest is usually reversed when a loan is placed on nonaccrual status. Generally, any payments received on nonaccrual loans are first applied to reduce outstanding principal amounts. Loans are not reclassified as accruing until interest and principal payments are brought current and future payments are reasonably assured. Delinquent credit card loans are charged off within 180 days of becoming past due.
      A loan is considered to be impaired when, based on current information and events, it is probable that FCC will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are carried on nonaccrual status.

Allowance for Loan Losses
      The allowance for loan losses represents management's best estimate of potential losses in the loan portfolio.
This estimate is based on an ongoing evaluation of the portfolio. Factors considered include significant changes in the character of the portfolio, loan concentrations, current year charge-offs, historic charge-off ratios, trends in portfolio volumes, delinquencies, nonaccruals and economic conditions. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in current operations.

Premises and Equipment
      Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily using the straight-line method over the estimated useful lives of the assets, and over the shorter of the lease terms or the estimated lives of leasehold improvements. Additions to premises and equipment and major replacements or improvements are capitalized. Gains and losses on dispositions, maintenance, repairs and minor replacements are reflected in current operations.

Foreclosed Assets
     Foreclosed assets, which includes unused bank premises, are reported in other assets and are recorded at estimated fair value, less estimated selling costs. At foreclosure, the reduction of the carrying amount to fair value is charged to the allowance for loan losses. Any subsequent writedowns and revenues and expenses associated with foreclosed assets prior to sale are included in nonperforming assets expense.

Intangible Assets
      The unamortized cost of intangible assets is included in other assets. Goodwill, the excess of cost over net assets of acquired subsidiaries, is amortized on a straight-line basis over periods ranging from 5 to 20 years. Other intangible assets, such as premiums on purchased loans and deposits, are amortized using the straight-line method over the periods benefited. FCC periodically reviews its intangible assets for possible impairment in value or life.

Income Taxes
      FCC and its subsidiaries file a consolidated federal income tax return. FCC accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are based on the temporary differences between the financial reporting basis and tax basis of FCC's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Interest Rate Contracts
       FCC uses interest rate swaps and option-based instruments such as caps, collars and floors to manage its interest rate exposure. These interest rate contracts hedge against interest rate risk by reducing either cash flow or market value risk on specific assets and liabilities and are accounted for using the hedge accounting method. Revenues or expenses on interest rate contracts are recognized over the lives of the agreements as adjustments to interest income or expense of the asset or liability hedged. Related fees and any premiums paid or received are deferred and amortized over the lives of the agreements. Any realized gains and losses resulting from early termination of interest rate contracts are deferred and amortized to the earlier of the maturity date of the hedged asset or liability, or the original expiration date of the contract. If the asset or liability being hedged is disposed of, any unrealized or deferred gain or loss on the related interest rate contract is included in determining the gain or loss from the disposition. Any interest rate contracts not qualifying for deferral accounting are recorded at fair value. Any changes in the fair value or gains and losses from early termination of interest rate contracts are recognized in other income.
      The derivative portfolio's performance is evaluated by management on a continuous basis through the use of an effectiveness report. Each derivative's objective is regularly compared to its actual performance so that management can assess the effectiveness of FCC's interest rate risk strategies.

Earnings Per Common Share
      Earnings per common share is calculated under the Treasury Stock Method. Basic earnings per share (eps) is computed by dividing income applicable to common shares(net income less preferred stock dividends) by the weighted average number of common shares outstanding during the
period.  Diluted  eps  is  computed  using  average   common
shares outstanding plus dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable under stock options, convertible debentures and convertible preferred stock. Income for diluted eps is adjusted for interest expense related to the convertible debentures, net of the related income tax effect, and preferred stock dividends.

Statements of Cash Flows
     FCC considers only cash on hand and noninterest-bearing amounts due from banks to be cash equivalents.

Other
      Assets held by the Banks in fiduciary capacities are not assets of the Banks and are not included in the consolidated balance sheets. Generally, certain minor sources of income are recorded on a cash basis, which does not differ materially from the accrual basis.


NOTE 2
BANC ONE Merger

      On  October 20, 1997, BANC ONE CORPORATION (BANC  ONE)
and FCC entered into an agreement and plan of merger (the Merger Agreement), pursuant to which FCC will be merged with a wholly owned subsidiary BANC ONE (the Merger).
      In accordance with the terms of the Merger Agreement, each share of FCC common stock (FCC Common Stock) outstanding immediately prior to the effective time of the Merger (the Effective Time) will be converted into the right to receive 1.28 shares (the Exchange Ratio) of BANC ONE common stock (BANC ONE Common Stock). The Merger Agreement provides for appropriate adjustments to the Exchange Ratio and other factors used to determine or limit the exchange rate in the event of a BANC ONE stock dividend or stock split. Each holder of FCC Common Stock who would otherwise be entitled to receive a fractional share of BANC ONE Common Stock (after taking into account all of a shareholder's certificates) will receive cash, in lieu thereof, without interest.
     The Merger Agreement may be terminated by FCC by giving notice to BANC ONE if (x) both (i) the average closing price of BANC ONE Common Stock for the five full trading days ending two business days before the closing date set for the merger (the Average Closing Price) is less than $49.67 and
(ii) the number obtained by dividing the Average Closing Price by $55.19 (the closing price of BANC ONE Common Stock on October 17, 1997) is less than the number obtained by (a) dividing the average of the closing prices of a specified index of bank stocks during the above-mentioned five-day period by the closing price of such index on October 17, 1997 and (b) subtracting 0.10; or (y) the Average Closing Price is less than $47.46. If FCC seeks to terminate the Merger Agreement pursuant to the conditions set forth in the preceding sentence, BANC ONE may determine, in its sole discretion, to increase the Exchange Ratio to eliminate FCC's right to terminate the Merger Agreement.
      The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986 (tax-free exchange), as amended, and to be accounted for as a pooling-of-interests.
      In addition, the Merger Agreement contemplates that each stock option or other right to purchase a share of FCC Common Stock under the stock option and other stock-based compensation plans of FCC (each an FCC Plan), will be converted into and become a right to purchase 1.28 shares of BANC ONE Common Stock in accordance with the terms of the FCC Plan and the FCC option or right agreement by which it is evidenced.
      Consummation of the Merger is subject to various conditions, including: (i) receipt of the requisite approval by the shareholders of FCC; (ii) receipt of requisite regulatory approvals from the Board of Governors of the Federal Reserve System and other federal and state regulatory authorities; (iii) receipt of opinions as to the tax and accounting treatment of certain aspects of the Merger; (iv) listing, subject to notice of issuance, of the BANC ONE Common Stock to be issued in the Merger; and (v) satisfaction of certain other conditions.
      In connection with the Merger Agreement, BANC ONE and FCC entered into a stock option agreement dated October 20, 1997 (the Stock Option Agreement), pursuant to which FCC granted to BANC ONE an option to purchase, under certain circumstances, up to 9,689,000 shares of FCC Common Stock at a price, subject to certain adjustments, of $64.00 per share (the Option). The Option is exercisable upon the occurrence of certain events, and, if exercised, would give the holder thereof the right to acquire, after giving effect to the exercise of the Option, 19.9% of the total number of shares of FCC Common Stock outstanding. The Option Agreement was granted by FCC as a condition and inducement to BANC ONE's willingness to enter into the Merger Agreement.
      The Merger with BANC ONE is expected to be consummated during the second quarter of 1998.


NOTE 3
Acquisitions

      During 1995, FCC acquired five Louisiana financial institutions. FCC's acquisitions of First Bancshares, Inc. (First), Lakeside Bancshares, Inc. (Lakeside), Peoples Bancshares, Inc. (Peoples) and Central Corporation (Central) were accounted for as poolings-of-interests. FCC's financial statements for all periods presented reflect these pooled companies. The acquisition of City Bancorp, Inc. (City) was accounted for as a purchase transaction. The following table shows the merger date, assets acquired and number of FCC common shares issued for each of the pooled companies:

                                       Assets
                                      Acquired
                  Date               (millions)      Shares
--------------------------------------------------------------
First         February 17, 1995     $     246      2,705,537
Lakeside      August 3, 1995        $     130        984,021
Peoples       October 2, 1995       $     172        956,184
Central       October 20, 1995      $     830      6,790,939
--------------------------------------------------------------

      FCC acquired City on February 17, 1995 in exchange for 516,100 shares of FCC common stock. FCC repurchased an equal number of shares of its common stock. City's assets were $79 million at December 31, 1994. The results of operations of City are included in the financial statements from the acquisition date.


NOTE 4
Restrictions on Cash and Due from Banks

     The Banks are required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. Average balances maintained for such purposes were $27.4 million and $42.0 million during 1997 and 1996, respectively.


NOTE 5
Securities Available for Sale

      An analysis of securities available for sale follows (in thousands):

                               Amortized   Unrealized  Unrealized     Fair
                                  Cost       Gains      (Losses)     Value
==============================================================================
December 31, 1997
------------------------------------------------------------------------------
U. S. Treasury securities      $1,025,071     $20,452    $      -  $1,045,523
U. S. agency mortgage-backed
   securities                     964,260       4,599      (3,347)    965,512
States and political
 subdivisions                      78,368      10,146          (9)     88,505
Other debt securities              96,139          28         (59)     96,108
Equity securities                  26,807      19,946           -      46,753
------------------------------------------------------------------------------
    Total securities
      available for sale       $2,190,645     $55,171     $(3,415) $2,242,401
==============================================================================
December 31, 1996
------------------------------------------------------------------------------
U. S. Treasury securities      $1,314,665     $19,672     $  (613) $1,333,724
U. S. agency mortgage-backed
   securities                     711,633       3,438      (7,214)    707,857
States and political
   subdivisions                    85,469      10,214         (17)     95,666
Other debt securities               3,359          17           -       3,376
Equity securities                  27,241       9,671          (6)     36,906
------------------------------------------------------------------------------
    Total securities
      available for sale       $2,142,367     $43,012     $(7,850) $2,177,529
==============================================================================

    The amortized cost and fair value of securities available for sale by maturity are shown below (in thousands):

                               Amortized      Fair
                                  Cost       Value
=======================================================
December 31, 1997
-------------------------------------------------------
Within one year                $  177,859  $  178,247
One to five years               1,025,491   1,040,312
Five to ten years                 428,955     438,742
After ten years                   558,340     585,100
-------------------------------------------------------
      Total securities
        available for sale     $2,190,645  $2,242,401
=======================================================
      Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
      Gross gains of $8.2 million and $1.7 million and gross losses of $675,000 and $1.5 million were realized on sales and calls of securities available for sale in 1997 and 1996, respectively.
      Securities with carrying values of $1.4 billion and $1.6 billion at December 31, 1997 and 1996, respectively, were pledged to secure public and trust deposits, and for other purposes.

NOTE 6
Loans

    The composition of loans follows (in thousands):

                                                         December 31
========================================================================================
                                             1997                        1996
----------------------------------------------------------------------------------------
Residential mortgages               $1,202,263     18.67%       $1,086,370     17.47%
Automobile                             949,260     14.74         1,000,218     16.08
Education                              455,051      7.06           384,591      6.18
Other                                  326,367      5.07           377,448      6.07
----------------------------------------------------------------------------------------
    Loans to individuals             2,932,941     45.54         2,848,627     45.80
----------------------------------------------------------------------------------------
Services                               368,778      5.73           334,708      5.38
Retail/wholesale trade                 223,889      3.48           215,137      3.46
Transportation                         170,173      2.64           106,636      1.71
Mining                                 149,556      2.32           121,156      1.95
Other                                  573,450      8.90           537,554      8.64
----------------------------------------------------------------------------------------
    Commercial, financial
     and other                       1,485,846     23.07         1,315,191     21.14
----------------------------------------------------------------------------------------
Commercial mortgages                 1,087,923     16.89           953,144     15.32
Construction and land development      190,302      2.95           203,667      3.28
Other                                   97,093      1.51            69,831      1.12
----------------------------------------------------------------------------------------
    Real estate loans                1,375,318     21.35         1,226,642     19.72
----------------------------------------------------------------------------------------
Credit card loans                      646,458     10.04           829,612     13.34
Unearned income                           (493)        -            (2,589)        -
----------------------------------------------------------------------------------------
Loans, net of unearned income       $6,440,070    100.00%       $6,217,483    100.00%
========================================================================================

    In the ordinary course of business, the Banks make loans to directors and executive officers of FCC and its subsidiaries and to their associates. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risks of collectibility. An analysis of changes in such loans during 1997 follows (in thousands):

====================================================================
                                                       1997
====================================================================
Beginning balance                                    $164,169
Additions                                             561,376
Repayments                                           (512,314)
Net decrease due to change in related parties         (72,833)
--------------------------------------------------------------------
Ending balance                                       $140,398
====================================================================

    On August 7, 1997, FCC's subsidiary bank, First National Bank of Commerce (First NBC), issued $300 million of credit card securities which were backed by the cash flows from credit card receivables. The offering was through a trust called First NBC Credit Card Master Trust and was part of a $750 million shelf registration for credit card securities. First NBC retained the servicing and customer relationships of the underlying credit card accounts.
    The offering included a publicly offered $259.5 million series 1997-1, Class A certificates with a coupon of 6.15% and an expected maturity of August, 2002 and $21 million of Series 1997-1, Class B certificates with a coupon of 6.35% and an expected maturity of September, 2002. Series 1997-1 also included a privately funded $19.5 million collateral interest, which was subordinated to the Class A and Class B certificates.
    This offering was accounted for as a sale under the criteria established by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The ongoing accounting effect of securitization is to reduce net interest income and the provision for loan losses while increasing noninterest income. Included in 1997's noninterest income was $9.2 million of securitization revenue. Securitization revenue represents the net effect of the securitized credit card receivables' interest income, provision for loan losses, credit card fee income, gains on sales and funding costs. For 1997, the securitization increased net income $2.5 million, or $.06 per diluted share.




NOTE 7
Allowance for Loan Losses

    A summary analysis of changes in the allowance for loan losses follows (in thousands):

                                                                  Years Ended December 31
===============================================================================================
                                                                 1997       1996       1995
-----------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of year                 $81,606    $75,845    $71,052
Allowance related to receivables sold                           (8,790)        -          -
Allowance acquired in bank purchase                                 -          -       1,142
Provision for loan losses                                       52,371     37,983     30,600
  Loans charged to the allowance                               (58,187)   (45,449)   (37,960)
  Recoveries on loans previously charged to the allowance       16,192     13,227     11,011
-----------------------------------------------------------------------------------------------
    Net charge-offs                                            (41,995)   (32,222)   (26,949)
-----------------------------------------------------------------------------------------------
Allowance for loan losses at end of year                       $83,192    $81,606    $75,845
===============================================================================================


NOTE 8
Nonperforming Loans and Foreclosed Assets

     The following is a summary of nonperforming loans and foreclosed assets (in thousands):

                                                            December 31
==============================================================================
                                                           1997      1996
------------------------------------------------------------------------------
Nonaccrual loans                                         $35,997   $27,255
Foreclosed assets
  Other real estate                                      $ 3,045   $ 4,494
  Other foreclosed assets                                    826       868
  Allowance for losses on foreclosed assets                 (317)     (762)
------------------------------------------------------------------------------
Total foreclosed assets                                  $ 3,554   $ 4,600
==============================================================================

   The amount of interest income that would have been recorded on nonperforming loans if they had been classified as performing was $3.9 million in 1997, $3.2
million in 1996   and $6.5  million  in  1995.  Interest  income recognized on nonperforming loans was $982,000, $883,000 and $3.1 million for 1997, 1996 and 1995, respectively. Additionally, interest of $2.4 million was recovered on loans previously on nonaccrual, but not on nonaccrual status in 1997.
   The activity in the allowance for losses on foreclosed assets was as follows (in thousands):

==============================================================================
                                                  1997      1996     1995
------------------------------------------------------------------------------
Allowance for foreclosed assets at beginning
  of year                                         $762      $733    $3,898
Provision for losses on foreclosed assets           70       425       538
Sales and dispositions                            (515)     (396)   (3,703)
------------------------------------------------------------------------------
  Net change                                      (445)       29    (3,165)
------------------------------------------------------------------------------
Allowance for foreclosed assets at end of year    $317      $762    $  733
==============================================================================

    Loans considered to be impaired totaled $29.3 million and $23.5 million as of December 31, 1997 and 1996, respectively. Of these totals, $9.6 million and $9.7 million required a total impairment allowance of $3.2 million and $2.8 million, respectively. Impaired loans averaged $26.2 million during 1997 and $31.4 million during 1996. Interest income recognized on impaired loans was $712,000 for 1997, $722,000 for 1996 and $3.0 million for 1995.


NOTE 9
Premises and Equipment

    An analysis of premises and equipment by asset classification follows (in thousands):

                                                         December 31
===========================================================================
                                                       1997       1996
---------------------------------------------------------------------------
Land                                                  $ 25,682  $ 27,191
Buildings                                              105,888   105,423
Leasehold improvements                                  31,589    32,117
Furniture, fixtures and equipment                      191,079   175,246
Capitalized leased equipment                               404       404
Construction in progress                                   964     6,622
---------------------------------------------------------------------------
                                                       355,606   347,003
Accumulated depreciation
    and amortization                                  (199,205) (176,572)
---------------------------------------------------------------------------
                                                      $156,401  $170,431
===========================================================================

    At December 31, 1997, the Banks and a service subsidiary were obligated under a number of noncancelable operating leases. Certain of the leases have escalation clauses and renewal options. Total rental expense, net of immaterial sub-lease rentals, was $7.5 million, $6.1 million and $7.5 million for 1997, 1996 and 1995 respectively.
   As of December 31, 1997, the future minimum rentals under noncancelable operating leases having an initial lease term in excess of one year were as follows (in thousands):
==================================================================
1998                                                   $ 8,788
1999                                                     8,292
2000                                                     7,674
2001                                                     7,513
2002                                                     5,635
Later years                                             40,351
------------------------------------------------------------------
                                                       $78,253
==================================================================


NOTE 10
Short-Term Borrowings

    Short-term borrowings include federal funds purchased and securities sold under agreements to repurchase (repos). Federal funds purchased arise from transactions with other banks and have overnight maturities. Repos are secured by U.S. government and agency securities, and had maturities of up to 16 days at December 31, 1997. FCC has the ability to exercise legal authority over the securities which serve as collateral for the repos. Other short-term borrowings primarily include term federal funds purchased, which had maturities of up to 14 days at December 31, 1997.
     An analysis of short-term borrowings follows (in thousands):

                                                      December 31
==========================================================================
                                                     1997       1996
--------------------------------------------------------------------------
Federal funds purchased                            $142,429   $168,821
Securities sold under
  agreements to repurchase                          184,360    429,411
Other short-term borrowings                          40,126    346,591
--------------------------------------------------------------------------
    Total                                          $366,915   $944,823
==========================================================================

   Information regarding federal funds purchased follows (dollars in thousands):
==========================================================================
                                                      1997       1996
--------------------------------------------------------------------------
Average interest rate on December 31                   5.50%      6.25%
--------------------------------------------------------------------------
Average for the year
  Interest rate                                        5.48%      5.84%
  Balance                                          $218,137   $247,597
--------------------------------------------------------------------------
Maximum month-end outstanding                      $297,069   $402,917
==========================================================================

     Information regarding repos follows (dollars in thousands):

==========================================================================
                                                       1997       1996
--------------------------------------------------------------------------
Average interest rate on December 31                   5.11%      5.51%
--------------------------------------------------------------------------
Average for the year
  Interest rate                                        4.91%      4.95%
  Balance                                          $237,513   $296,969
--------------------------------------------------------------------------
Maximum month-end outstanding                      $343,742   $429,411
==========================================================================

    FCC maintains lines of credit with several large banks, totaling $45 million at December 31, 1997, to support the issuance of commercial paper and pays fees to maintain these lines. No lines of credit were in use at December 31, 1997, 1996 or 1995.

NOTE 11
Long-Term Debt

     Total long-term debt consisted of (in thousands):

                                                        December 31
===========================================================================
                                                       1997       1996
---------------------------------------------------------------------------
Parent
  12 3/4% convertible debentures,
    due in December 2000; unsecured (a)
      Series A                                       $ 26,824   $ 26,824
      Series B                                         53,647     53,647
---------------------------------------------------------------------------
                                                       80,471     80,471
---------------------------------------------------------------------------
Subsidiaries
  Bank notes (b)                                      310,122          -
  Obligations under capitalized leases, due
     in installments through August 2003                  225        252
---------------------------------------------------------------------------
        Total long-term debt                         $390,818   $ 80,723
===========================================================================
 (a) At December 31, 1997, approximately $13.1 million was held by directors and executive officers of FCC.
 (b) These bank notes have stated rates ranging from 5.65% to 6.60%, have effective rates ranging from 5.45% to 6.58%, and mature between February 1998 and July 2002.

     Annual principal repayment requirements for the years 1998 through 2002 are as follows (in thousands):

                                          Parent   Subsidiaries   Total
===========================================================================
1998                                     $       -   $ 56,030   $ 56,030
---------------------------------------------------------------------------
1999                                             -         34         34
---------------------------------------------------------------------------
2000                                        80,471    253,659    334,130
---------------------------------------------------------------------------
2001                                             -         42         42
---------------------------------------------------------------------------
2002                                             -        547        547
===========================================================================
     FCC is required to redeem Series B Debentures at the principal amount upon the death of the original holder; Series A Debentures allow redemption upon the death of the original holder at the option of the holder's estate. At the option of the holder, each of the Series A or B Debentures may be converted into FCC common stock at the conversion price of $26.67 principal amount for one share of stock.


NOTE 12
Employee Benefit Plans

     Retirement Plan - FCC maintains a defined benefit pension plan covering substantially all employees who have attained age 21 and completed one year of employment. Benefits are based on years of service and an average of the employee's highest consecutive ten years of defined compensation. FCC's funding policy is to contribute annually the maximum that can be deducted for federal income tax purposes.
     FCC also maintains a nonqualified restoration plan for certain officers whose defined benefits under the qualified pension plan exceed limits imposed by federal tax law.
     The following table sets forth the plans' funded status (in thousands):

                                                   December 31
=======================================================================
                                                 1997       1996
-----------------------------------------------------------------------
Projected benefit obligation
    Vested benefits                           $ (83,396) $ (74,198)
    Nonvested benefits                           (2,132)    (1,340)
-----------------------------------------------------------------------
    Accumulated benefit obligation              (85,528)   (75,538)
    Effect of projected future
      compensation levels                       (27,189)   (25,661)
-----------------------------------------------------------------------
Projected benefit obligation                   (112,717)  (101,199)
Plan assets at fair value                       101,419     88,612
-----------------------------------------------------------------------
Projected benefit obligation in excess of
    plan assets                                 (11,298)   (12,587)
Unrecognized net (gain) loss due to past
    experience different from
    assumptions made                             (5,516)     2,304
Unrecognized prior service cost                     931        425
Unrecognized net transition assets being
    recognized over 15 years                     (2,438)    (3,192)
-----------------------------------------------------------------------
Unfunded accrued pension cost included
    in other accrued liabilities              $ (18,321) $ (13,050)
=======================================================================

     The plans' assets at December 31, 1997 consisted primarily of U. S. government securities, corporate bonds and common stocks.
     Net periodic pension cost included the following components
(in thousands):


                                                  Years Ended December 31
==============================================================================
                                                  1997       1996      1995
------------------------------------------------------------------------------
Service cost-benefits earned during
    the period                                   $5,255     $4,453    $3,591
Interest cost on projected benefit
    obligation                                    7,158      6,626     5,946
Return on plan assets                           (16,685)    (7,444)  (14,383)
Other components, net                             9,226        309     8,056
------------------------------------------------------------------------------
    Net periodic pension cost                    $4,954     $3,944    $3,210
==============================================================================

     In determining the plans' funded status, the weighted average discount rate assumed was 7% at December 31, 1997 and December 31, 1996, and 6.5% at December 31, 1995. The rate of increase in future salary levels was 5% in 1997 and 1996, and 5.5% in 1995. The expected long-term rate of return on assets was 8% in 1997, 1996 and 1995.
     Tax-Deferred Savings Plan - Substantially all of FCC's full-time employees
are   covered  under a  tax-deferred  savings  plan.   Employees may voluntary
contribute up to a maximum of 15% of eligible compensation, with the limit depending upon salary level. FCC matches 50% of each employee's contribution up to a maximum employer contribution of 2 1/2% of eligible compensation. Matching contributions are in the form of FCC common stock and are vested at 25% per year with full vesting after four years. Employer contributions were $2.4 million, $2.2 million and $2.4 million in 1997, 1996 and 1995, respectively.
     Prior to acquisition, Central and Lakeside maintained employee stock ownership plans (ESOPs). The assets of the Central ESOP were distributed to the participants in 1996. The Lakeside ESOP was combined with FCC's tax-deferred savings plan in 1996. Company contributions relating to the ESOPs were $8,000 and $800,000 in 1996 and 1995, respectively.
     Postretirement and Postemployment Benefits - FCC provides medical and life insurance coverage for specified groups of employees who retired in prior years. Postemployment benefits have also been provided to specified groups of former or inactive employees subsequent to their employment but before retirement. Given the current structure of FCC's postretirement and postemployment benefit programs, these programs do not have a material impact on the financial condition or results of operations of FCC.

NOTE 13
Stock-Based Incentive Compensation Plans

   FCC has stock-based incentive plans which are accounted for under Accounting Practice Bulletin No. 25 (APB 25) and related Interpretations. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, FCC may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25. FCC has elected to continue to apply the provisions of APB 25; however, pro forma disclosures are required as if SFAS No. 123 had been adopted. FCC's stock incentive plans permit the granting of stock options, stock appreciation rights (SARs), stock awards, restricted stock, phantom stock and performance shares. The plans cover up to 10% of the outstanding shares of FCC common stock.
   Stock options and SARs are granted at fair value at the date of grant. The Compensation Committee (Committee) determines the terms of each grant and when it becomes exercisable. The stock options expire eight years from the date of grant. Stock options have a four-year vesting schedule with 25% of the stock options becoming exercisable each year. Stock options and SARs may not be exercised during the six-month period immediately following the date of the grant. SARs entitle the holder to receive, in the form of cash, the increase in the fair value of the stock from the date of grant to the date of exercise.
     On April 21, 1997, FCC's shareholders approved the FCC 1997 Stock Option Plan (the "Option Plan"). Under the Option Plan, all outstanding SARs were canceled and replaced with stock options with equivalent terms. On April 25, 1997, each SAR was exchanged for one newly-issued stock option to purchase one share of FCC's common stock. The options issued in exchange for SARs totaled 988,168. FCC's closing stock price on April 25, 1997 was $39.63. Fixed option expense of $825,000 related to the newly-issued options was recorded in 1997. Compensation expense was recognized in connection with SARs based on the fair value of the stock and was $1.7 million, $7.3 million and $3.0 million in 1997, 1996 and 1995, respectively.
     The following table summarizes the activity related to stock options and
SARs:
===============================================================================
                                                  Weighted            Weighted
                                       Number of  Average             Average
                                         Stock    Exercise Number of  Exercise
                                        Options    Price      SARs     Price
===============================================================================
Outstanding at December 31, 1994        459,571    $18.67    232,366   $27.50
Granted                                 331,174    $28.03    992,579   $26.84
Exercised                               (44,561)   $13.21     (1,891)  $27.50
Forfeited                               (19,454)   $26.32    (36,114)  $26.80
-------------------------------------------------------------------------------
Outstanding at December 31, 1995        726,730    $22.97  1,186,940   $26.96
Granted                                 248,989    $33.27          -   $  -
Exercised                               (47,922)   $16.39    (53,341)  $26.63
Forfeited                               (25,449)   $29.97    (47,737)  $26.75
-------------------------------------------------------------------------------
Outstanding at December 31, 1996        902,348    $25.97  1,085,862   $26.99
Granted                                 254,633    $40.13          -   $  -
Converted                               988,168    $27.00   (988,168)  $27.00
Exercised                              (414,874)   $23.62    (73,747)  $26.85
Forfeited                               (51,785)   $31.16    (23,947)  $27.02
-------------------------------------------------------------------------------
Outstanding at December 31, 1997      1,678,490    $29.15          -   $  -
===============================================================================

     Stock   options  exercisable  at  December  31,  1997, 1996 and 1995, respectively, were 637,195, 387,568 and 296,699 with weighted average exercise prices of $25.76, $20.00 and $16.28, respectively.
     The following table summarizes information about the stock options outstanding and exercisable at December 31, 1997:
============================================================================
                     Options Outstanding             Options Exercisable
============================================================================
                               Weighted
                                Average   Weighted               Weighted
    Range of                   Remaining  Average                Average
    Exercise       Number    Contractual  Exercise   Number      Exercise
     Prices     Outstanding  Life (years)  Price   Exercisable    Price
----------------------------------------------------------------------------
$10.00 - $19.99     58,375       0.80     $10.86     58,375       $10.86
$20.00 - $24.99     51,701       2.13     $21.07     51,701       $21.07
$25.00 - $29.99    969,897       4.87     $26.58    429,416       $26.78
$30.00 - $34.99    348,890       6.03     $32.74     95,609       $32.52
$35.00 - $39.99      3,200       6.53     $35.00        800       $35.00
$40.00 - $44.99    246,427       7.06     $40.13      1,294       $40.13
============================================================================

     Shares of restricted stock are issued subject to risk of forfeiture during a vesting period. Restrictions related to these shares and the
restriction term are determined  by  the  Committee.   Restrictions  are
generally related to the attainment of specified performance criteria over the restriction period. Holders of restricted stock receive dividends and have the right to vote the shares. FCC recorded $6.0 million, $1.9 million and ($111,000) in compensation expense related to restricted shares in 1997, 1996 and 1995, respectively. The weighted average grant-date fair value of restricted stock granted during 1997, 1996 and 1995 was $40.13, $33.78 and $26.28, respectively. A summary of changes in restricted stock follows:
=====================================================
                                       Number of
                                         Shares
-----------------------------------------------------
Outstanding at December 31, 1994         54,052
Granted                                  34,175
-----------------------------------------------------
Outstanding at December 31, 1995         88,227
Granted                                 104,019
Forfeited                               (33,766)
Earned and issued unrestricted          (17,807)
-----------------------------------------------------
Outstanding at December 31, 1996        140,673
Granted                                  97,947
Forfeited                               (10,284)
Earned and issued unrestricted          (20,541)
-----------------------------------------------------
Outstanding at December 31, 1997        207,795
=====================================================

     Performance shares were granted in conjunction with the 1997, 1996 and 1995 restricted stock grants, equal to 50% of restricted shares. These shares may be earned based on certain criteria. Recipients of performance share awards do not receive dividends or have voting rights on these performance shares. Compensation expense recognized in 1997 related to the 1995 grant of performance shares was $663,000. No compensation expense was recorded in 1996 or 1995 related to performance shares.
    In the event of a change in control of FCC, all outstanding options become exercisable immediately, the restrictions on all shares of restricted stock lapse immediately, and all performance shares are earned immediately. The consummation of the Merger Agreement described in Note 2 will constitute such a change in control.
     Under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using an option-pricing model. Excluding the options issued in 1997 in exchange for SARs, the following weighted average assumptions were used for stock option grants in 1997, 1996 and 1995, respectively: dividend yields of 4.48%, 4.36% and 5.09%; expected volatility of 20.57%, 24.28% and 27.42%; risk-free interest rates of 6.51%, 6.32% and
6.68%; and expected lives of eight years. Based on the above assumptions, the weighted average grant-date fair value of options granted during 1997, 1996 and 1995, respectively, was $8.20, $7.87 and $6.46. For the options issued in exchange for SARs, the following weighted average assumptions were used: dividend yield of 4.48%, expected volatility of 19.60%, risk-free interest rate of 6.84% and remaining life of six years. The weighted average exercise price was $27.42 and based on the above assumptions, the weighted average grant-date fair value of the converted SARs was $12.39.
     Had the compensation cost for FCC's stock-based incentive plans been determined in accordance with the fair value based accounting method provided by SFAS No. 123, net income and earnings per share (eps) for the years ended December 31, 1997, 1996 and 1995 would have been as follows:

==============================================================================
                                              1997       1996         1995
------------------------------------------------------------------------------
Net income (thousands)      As reported    $125,613    $118,438     $75,951
                            Pro forma      $127,284    $118,035     $75,613
------------------------------------------------------------------------------
Basic eps                   As reported       $3.24       $3.02       $1.89
                            Pro forma         $3.28       $3.01       $1.88
------------------------------------------------------------------------------
Diluted eps                 As reported       $3.10       $2.89       $1.87
                            Pro forma         $3.13       $2.88       $1.86
==============================================================================

    Due to the inclusion of only 1995, 1996 and 1997 option grants, the effect of applying SFAS No. 123 to the years presented may not be representative of the pro forma impact in future years.


NOTE 14
Earnings Per Share

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which became effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share (eps). Under SFAS No. 128, primary eps is replaced with basic eps. Basic eps is computed by dividing income applicable to common shares by weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted eps, now called diluted eps, is still required; however, when applying the treasury stock method, the average stock price is used rather than the greater of the average or closing stock price for the period. Prior period earnings per share information has been restated in accordance with SFAS
No. 128. The basic and diluted earnings per share computations for net income follow (dollars in thousands except eps):


                                                                   Years Ended December 31
=================================================================================================
                                                               1997          1996        1995
-------------------------------------------------------------------------------------------------
Basic earnings per share
  Net income                                                $125,613     $118,438      $75,951
  Preferred dividend requirements                                 -        (2,116)      (4,325)
-------------------------------------------------------------------------------------------------
     Income applicable to common shareholders               $125,613     $116,322      $71,626
-------------------------------------------------------------------------------------------------
  Weighted average number of common
     shares outstanding (a)                               38,805,481   38,121,896   37,644,406
-------------------------------------------------------------------------------------------------
Basic earnings per share                                    $   3.24     $   3.05      $  1.90
=================================================================================================
Diluted earnings per share
  Income applicable to common shareholders                  $125,613     $116,322      $71,626
  Preferred dividend requirements                                 -         2,116        4,325
  Interest on convertible debentures, net of tax (b)           6,668        6,635            -
-------------------------------------------------------------------------------------------------
     Diluted income                                         $132,281     $125,073      $75,951
-------------------------------------------------------------------------------------------------
  Weighted average number of common
     shares outstanding (a)                               38,805,481   38,121,896   37,644,406
  Restricted shares                                          200,156       97,437       88,227
  Options assumed to be exercised                            716,481      237,308      165,634
  Preferred stock assumed to be converted                          -    1,782,354    2,772,251
  Convertible debentures assumed to be converted (b)       3,017,276    3,028,094            -
-------------------------------------------------------------------------------------------------
        Average shares for diluted computation            42,739,394   43,267,089   40,670,518
-------------------------------------------------------------------------------------------------
Diluted earnings per share                                  $   3.10     $   2.89      $  1.87
=================================================================================================
(a)  Excludes restricted shares which are issued subject to risk of forfeiture during a vesting period.
(b)  In 1995 the convertible debentures were antidilutive.



NOTE 15
Stockholders' Equity
     In connection with the execution of the Merger Agreement and the Option Agreement with BANC ONE CORPORATION, FCC amended its Rights Agreement, dated as of February 27, 1996 (as amended, the Rights Agreement), between FCC and First Chicago Trust Company of New York, as rights agent, to provide that the agreements entered into in connection with the Merger with BANC ONE would not trigger the rights issued under the Rights Agreement. The Rights Agreement established one preferred share purchase right (Right) for each outstanding share of FCC common stock. Each Right entitles the holder to purchase from FCC one one-hundredth of a share of Series A Preferred Stock at a price of $105, subject to adjustment. The Rights become exercisable only if a person or group acquires 10% or more of FCC's outstanding common stock or commences a tender offer that would result in such person or group owning 10% or more of the shares.
      If any person or group acquires 10% or more of FCC's common stock, a Rights holder (other than the acquiring person or group) will be entitled to buy a number of shares of FCC's common stock with a market value equal to twice the exercise price. Additionally, if FCC is involved in a merger after a person or group has acquired 10% or more of its common stock, each Right entitles its holder to buy, for the exercise price, a number of shares of common stock of the acquiring company with a market value equal to twice the exercise price. Following the acquisition by any person or group of 10% or more of FCC's common stock, but prior to the acquisition of 50%, the Board may exchange some or all of the Rights (other than Rights held by such person or group) for one share of common stock or one one-hundredth of a share of the new preferred stock for each Right.
      Prior to the time the Rights become exercisable, they are redeemable for one cent per Right at the option of the Board. The Rights expire on March 11, 2006.
      On October 21, 1996, FCC called its 7.25% Cumulative Convertible Preferred Stock, Series 1992 for redemption on January 2, 1997. The preferred stock was redeemable for $25 per share, plus accrued dividends, and was convertible into
1.1646 shares of common stock.


NOTE 16
Regulatory Capital

    FCC and the Banks are subject to regulations which establish minimum leverage and risk-based capital levels. For FCC and the Banks, the minimum leverage, tier 1 and total capital ratios are 4%, 4% and 8%, respectively. Regulatory authorities may, however, set higher capital requirements for an individual institution when particular circumstances warrant. As a general matter, banks are expected to maintain capital ratios well above the regulatory minimums. Failure to meet applicable guidelines could subject a financial institution to a variety of enforcement remedies which could have a direct material effect on their financial statements. Under the regulatory framework for prompt corrective action, the capital levels of financial institutions are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, its leverage, tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively. Maintaining capital ratios at the well-capitalized levels avoids certain restrictions which, for example, could impact the FDIC insurance premium rate. As of December 31, 1997 and 1996, each of FCC's Banks was categorized as well-capitalized, and there have been no events since year-end 1997 that management believes would cause this status to change for any of the Banks.
    The actual capital amounts and ratios and the minimum and well-capitalized required capital amounts for FCC and each of the Banks are presented in the following tables (dollars in millions):

===========================================================================================================================
                                         December 31, 1997                                     December 31, 1996
                           ---------------------------------------------      ---------------------------------------------
                                Actual                       Well-                  Actual                        Well-
                           Amount    Ratio    Minimum(a)  Capitalized(b)      Amount     Ratio   Minimum(a)  Capitalized(b)
---------------------------------------------------------------------------------------------------------------------------
Total Capital
(to Risk-Weighted Assets):
       FCC                  $887     13.27%      $535          $669            $810    12.87%        $504           $629
       First NBC             455     10.84%       336           419             408    10.23%         319            399
       CNB                    91     12.10%        60            75              86    12.04%          57             72
       FNBL                   78     14.12%        44            55              78    16.01%          39             49
       CB                     83     13.81%        48            60              76    12.79%          48             60
       FNBLC                  54     16.64%        26            32              54    17.98%          24             30
       RBT                    47     14.07%        27            33              45    15.32%          24             29
---------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital
(to Risk-Weighted Assets):
       FCC                  $772     11.54%      $268          $401            $683    10.85%        $252           $378
       First NBC             402      9.59%       168           252             358     8.97%         160            239
       CNB                    84     11.20%        30            45              80    11.18%          29             43
       FNBL                   73     13.23%        22            33              73    15.05%          19             29
       CB                     77     12.65%        24            36              70    11.74%          24             36
       FNBLC                  51     15.80%        13            19              51    17.05%          12             18
       RBT                    44     13.17%        13            20              42    14.46%          12             18
---------------------------------------------------------------------------------------------------------------------------
Leverage
(to Average Assets):
       FCC                  $772      8.35%      $370          $462            $683     7.76%        $352           $440
       First NBC             402      6.99%       230           288             358     6.44%         222            278
       CNB                    84      7.38%        46            57              80     7.52%          43             53
       FNBL                   73      9.06%        32            40              73     9.57%          31             38
       CB                     77      9.46%        32            40              70     9.18%          31             38
       FNBLC                  51      9.39%        22            27              51     9.50%          21             27
       RBT                    44      8.48%        21            26              42     8.41%          20             25
===========================================================================================================================
   (a) Minimum capital required for capital adequacy purposes.
   (b) Capital required for well-capitalized status.


NOTE 17
Dividend and Loan Restrictions

      The primary source of funds for the dividends paid by FCC to its stockholders is dividends from the Banks. The payment of dividends by national banks is regulated by the Comptroller of the Currency. The payment of dividends by state banks in Louisiana that are members of the Federal Reserve system is regulated by the Louisiana Commissioner of Financial Institutions and the Federal Reserve Board. The amount of retained earnings that could be paid to FCC after December 31, 1997 without prior regulatory approval was $51.0 million plus an amount equal to the Banks' net income for 1998.
     Under Section 23A of the Federal Reserve Act, the Banks are limited in the amounts they may loan to or invest in certain of their affiliates, including FCC. Loans to or investments in a single covered affiliate may not exceed 10% and loans to or investments in all covered affiliates may not exceed 20% of an individual bank's capital, as defined in applicable Federal Reserve Board regulations. Generally, such loans must be collateralized by assets with market values of 100% to 130% of loan amounts, depending upon the nature of the collateral.


NOTE 18
Off-Balance Sheet Instruments

     In the normal course of business, FCC is a party to various financial instruments which are not carried on the balance sheet. FCC utilized these instruments to meet the financing needs of its customers, to reduce funding requirements, and to help manage its exposure to interest rate fluctuations. These financial instruments include commitments to extend credit, letters of credit, securities lent, interest rate contracts, foreign exchange contracts and securitized credit card receivables.
     Commitments to extend credit and lines of credit are agreements to lend funds to a customer at a future date, generally having fixed expiration or other termination clauses and specified interest rates and purposes. For its credit card customers, First NBC has the right to change or terminate any terms or conditions of the credit card accounts at any time. Such commitments and unused lines of credit may expire without being drawn upon, the unfunded amounts do not necessarily represent future funding requirements.
     Standby letters of credit obligate the Banks to pay third parties if the Banks' customers fail to perform under agreements with those third parties. Commercial letters of credit are used to finance contracts for the shipment of goods from seller to buyer.
     The credit risk associated with commitments to extend credit and letters of credit is essentially the same as that involved in extending loans to customers and is subject to FCC's credit policies. Collateral requirements are based on the creditworthiness of the customer.
     Foreign exchange contracts are commitments to purchase or deliver foreign currency at a specified exchange rate. These contracts are used as commercial service products. Market risk associated with these contracts is generally minimized by offsetting transactions.

     FCC enters into interest rate contracts with the objective of partially insulating net interest income from changes in interest rates. Primary among the financial instruments used are swaps and floors. The notional amounts in these contracts do not represent an amount at risk but are used only as the basis for determining the cash flows related to these contracts. Credit risk associated with these contracts is minimized by requiring the same credit approval process as is required for lending, by monitoring credit exposure and counterparty creditworthiness, and by dealing in the national market with highly rated counterparties. Interest rate swaps are agreements to exchange interest payments computed on notional amounts. Interest rate floors are contracts in which a counterparty pays or receives a cash payment from another counterparty as an index rises above or falls below a predetermined level.
     Securitized credit card receivables represent the principal balance of credit card loans securitized and sold. FCC's exposure to losses under the recourse provisions of its credit card securitization is contractually limited to future excess spread revenue. At December 31, 1997, FCC reported $6.9 million of future excess spread revenue in other assets.
     A summary of off-balance sheet financial instruments follows (in thousands):

                                                            December 31
=============================================================================
                                                           1997     1996
-----------------------------------------------------------------------------
Commitments to extend credit for loans and
  leases (excluding credit card plans)               $1,772,015  $1,636,245
Commitments to extend credit for credit card plans   $3,587,465  $3,098,103
Commercial letters of credit                         $      980  $    1,127
Financial letters of credit                          $  104,355  $   99,192
Performance letters of credit                        $    4,874  $   15,513
Foreign exchange contracts
  Commitments to purchase                            $    3,196  $    5,734
  Commitments to sell                                $    3,204  $    5,743
Securities lent                                      $  293,631  $       -
Forward commitments to sell mortgages                $      259  $    1,098
When-issued securities
  Commitments to purchase                            $    1,400  $      200
  Commitments to sell                                $    1,220  $      200
Interest rate contracts (a)
  Interest rate floors                               $  500,000  $  500,000
  Generic and callable swaps                         $  311,000  $  130,000
Securitized credit card receivables                  $  300,000  $       -
=============================================================================
 (a) Notional principal amounts.

NOTE 19
Fair Value of Financial Instruments

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of fair value information about certain on and off-balance sheet financial instruments where it is practicable to estimate that value. Because many of FCC's financial instruments lack a readily available trading market, fair values for such instruments are based on significant estimations and present value calculations. The use of different assumptions and estimation methods could significantly affect fair value amounts disclosed. In addition, reasonable comparability between financial institutions may not be possible due to the wide range of permitted valuation techniques and numerous estimates involved.
    Fair value estimates do not consider the value of future business or the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the unrealized gains and losses have not been considered in the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of FCC.
    The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
    Cash and short-term investments - For cash and due from banks and money market investments, the carrying amount is a reasonable estimate of fair value.
    Securities - Fair value of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted prices of comparable securities.
    Loans - The fair value of loans, except for credit card loans, was calculated by discounting scheduled principal and interest payments to maturity using estimates of December 31, 1997 and 1996 rates. For credit card loans, cash flows and maturities were estimated based on historical experience using an average yield adjusted for servicing costs and credit losses.
    Deposits - SFAS No. 107 requires that deposits without stated maturities, such as noninterest-bearing demand deposits, money market accounts and savings accounts, have a fair value equal to the amount payable on demand (carrying amount). Deposits with stated maturities were valued using a present value of contractual cash flows with a discount rate approximating current market rates for deposits of similar remaining maturities.
    Short-term borrowings - The fair value of short-term borrowings is their carrying amount.
    Long-term debt - The fair value of bank notes was estimated using a present value of contractual cash flows with a discount rate approximating current market rates for notes with similar remaining maturities. The value of convertible debentures was estimated from dealer quotes.
    Off-balance sheet financial instruments - The fair values of interest rate contracts were obtained from dealer quotes. These values represent the estimated amount that FCC would receive or pay to terminate the contracts, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The fair values of other off-balance sheet financial instruments are not material.
    The estimated fair values of FCC's financial instruments follows (in thousands):

                                                 December 31, 1997           December 31, 1996
------------------------------------------------------------------------------------------------------
                                               Carrying        Fair        Carrying        Fair
                                                Amount        Value         Amount        Value
------------------------------------------------------------------------------------------------------
On-balance sheet financial assets:
  Cash and short-term
     investments                               $  534,875    $  534,875    $  512,853    $  512,853
  Securities available for sale                $2,242,401    $2,242,401    $2,177,529    $2,177,529
  Loans, net of unearned income and
     the allowance for loan losses             $6,356,878    $6,417,365    $6,135,877    $6,173,769
On-balance sheet financial liabilities:
  Noninterest-bearing deposits                 $1,428,089    $1,428,089    $1,436,038    $1,436,038
  Interest-bearing deposits                    $6,379,344    $6,450,862    $5,868,808    $5,865,692
  Short-term borrowings                        $  366,915    $  366,915    $  944,823    $  944,823
  Long-term debt                               $  390,818    $  447,668    $   80,723    $  131,420
Off-balance sheet financial instruments:
  Interest rate floors                         $      544    $       16    $    1,113    $      408
  Generic and callable swaps                   $       -     $    8,026    $       -     $    2,548
======================================================================================================


NOTE 20
Contingencies

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


NOTE 21
Other Operating Expense

The composition of other operating expense follows (in thousands):

                                       Years Ended December 31
====================================================================
                                      1997      1996        1995
--------------------------------------------------------------------
Data processing services            $10,988    $9,689     $12,745
Taxes, licenses and other fees       10,411     8,717       8,339
Stationery and supplies               9,729    10,487      10,540
Credit card expense                   7,677     7,036       5,036
Travel and entertainment              3,972     3,881       3,901
Miscellaneous net losses              3,320     1,675       7,504
Nonperforming assets expense          1,252     1,652       1,053
Other                                 3,662     1,373       5,729
--------------------------------------------------------------------
  Total                             $51,011   $44,510     $54,847
====================================================================


NOTE 22
Income Taxes

     The components of income tax expense in the consolidated statements of income for the years ended December 31, 1997, 1996 and 1995 were as follows (in thousands):
============================================================================
                                            1997       1996       1995
----------------------------------------------------------------------------
Current                                    $64,816    $63,495    $48,579
Deferred                                    (3,436)    (4,485)    (9,124)
----------------------------------------------------------------------------
   Total                                   $61,380    $59,010    $39,455
============================================================================

    Income tax expense related to state and foreign income taxes are included above and were insignificant in all years presented. Income tax expense (benefit) related to securities transactions was $2,626,000 in 1997, $56,000 in 1996 and $(3,995,000) in 1995.
    Total income tax expense was different from the amounts computed by applying the statutory federal income tax rates to pretax income as follows (in percentages):

                                                 Years Ended December 31
==============================================================================
                                                   1997     1996     1995
------------------------------------------------------------------------------
Federal income tax expense                        35.00%   35.00%     35.00%
Increase (decrease) resulting from
  Benefits attributable to tax-exempt interest    (2.45)   (2.03)     (3.26)
  Nondeductible expenses                            .73      .77       2.40
  Other items, net                                 (.46)    (.49)       .05
------------------------------------------------------------------------------
Actual income tax expense                         32.82%   33.25%     34.19%
==============================================================================

     FCC had a current income tax receivable of $3.5 million on December 31, 1997 and a current income tax payable of $5.9 million on December 31, 1996.
    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There were net deferred tax assets of $14.2 million and $16.4 million on December 31, 1997 and 1996, respectively. The major temporary differences which created deferred tax assets and liabilities are as follows (in thousands):


=======================================================================================
                                              December 31, 1997    December 31, 1996
                                            -------------------------------------------
                                              Deferred  Deferred   Deferred Deferred
                                                 Tax       Tax       Tax       Tax
                                               Assets  Liabilities  Assets  Liabilities
---------------------------------------------------------------------------------------
Allowance for loan losses                       $31,556  $     -    $28,336 $      -
Employee benefits                                 6,444        -      4,410        -
Stock options / stock appreciation rights         2,857        -      3,531        -
Nonaccrual loan interest                          2,599        -      1,609        -
Amortization of intangibles                       1,495        -      2,068        -
Allowance for losses on foreclosed assets           747        -      2,469        -
Unrealized gain on securities available for
 sale                                                 -   18,115          -   12,307
Accumulated depreciation                              -    6,198          -    6,053
Accrued liabilities                                   -    5,765          -    5,733
Bond accretion                                        -    3,789          -    3,559
Other                                             6,862    4,542      4,356    2,706
---------------------------------------------------------------------------------------
  Total deferred taxes                          $52,560  $38,409    $46,779  $30,358
=======================================================================================


NOTE 23
Condensed Parent Company Only--Financial Information

Condensed Balance Sheets (in thousands)
                                                      December 31
======================================================================
                                                    1997      1996
----------------------------------------------------------------------
ASSETS
   Interest-bearing deposits in
    subsidiary banks (a)
        Cash and due from banks                   $106,483  $ 95,749
        Time deposits                                    2         2
   Investments in subsidiaries at equity (a)
        Banks                                      762,358   702,640
        Nonbanks                                    17,998     9,223
----------------------------------------------------------------------
                                                   780,356   711,863
   Other assets                                     34,550    26,926
----------------------------------------------------------------------
     Total assets                                 $921,391  $834,540
======================================================================
LIABILITIES
   Payables to subsidiaries (a)                   $  1,104  $      -
   Long-term debt                                   80,471    80,471
   Other liabilities                                18,836    30,394
----------------------------------------------------------------------
     Total liabilities                             100,411   110,865
STOCKHOLDERS' EQUITY                               820,980   723,675
----------------------------------------------------------------------
     Total liabilities and stockholders' equity   $921,391  $834,540
======================================================================
 (a) Eliminated in consolidation, except for goodwill and other intangibles.


Condensed Statements of Income (in thousands)
                                                      Years Ended December 31
===============================================================================
                                                      1997      1996     1995
-------------------------------------------------------------------------------
INCOME
   Interest and dividends on securities           $    456  $    393  $   354
   Interest on receivables from subsidiaries (a)     4,839     3,527    5,513
   Other income                                        234        29       23
   Dividends from subsidiaries (a)
      Banks                                         68,388   136,639   46,861
      Nonbanks                                           -     2,000        -
-------------------------------------------------------------------------------
                                                    73,917   142,588   52,751
-------------------------------------------------------------------------------
EXPENSES
   Interest on debt to nonbank subsidiaries             98        31       79
   Interest on debt to nonaffiliates                10,260    10,207   10,625
   Other                                             3,947    11,992    7,621
-------------------------------------------------------------------------------
                                                    14,305    22,230   18,325
-------------------------------------------------------------------------------
Income before income taxes and equity in
   undistributed earnings of subsidiaries           59,612   120,358   34,426
Income tax benefit                                  (2,818)   (6,465)  (3,954)
-------------------------------------------------------------------------------
                                                    62,430   126,823   38,380
Equity in undistributed earnings of subsidiaries (a)
   Banks                                            55,765    (5,728)  43,130
   Nonbanks                                          7,418    (2,657)  (5,559)
-------------------------------------------------------------------------------
NET INCOME                                         125,613   118,438   75,951
PREFERRED DIVIDEND REQUIREMENTS                          -     2,116    4,325
-------------------------------------------------------------------------------
INCOME APPLICABLE TO COMMON SHARES                $125,613  $116,322  $71,626
===============================================================================
 (a) Eliminated in consolidation.


Statements of Cash Flows (in thousands)
                                                                         Years Ended December 31
======================================================================================================
                                                                    1997         1996        1995
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                          $125,613    $118,438     $75,951
Adjustments to reconcile net income to
  net cash provided by operating activities
      Equity in undistributed earnings of subsidiaries (a)           (63,183)      8,385     (37,571)
      Deferred income tax expense (benefit)                              634      (3,099)     (1,332)
      (Gain) on sales of assets                                         (234)          -           -
      Decrease in interest payable                                         -         (56)         (4)
      Decrease in other assets                                         6,701         847       1,443
      Increase (decrease) in other liabilities                          (125)     14,373       3,351
      Other, net                                                         788       2,110          41
------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                     70,194     140,998      41,879
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Investment in subsidiaries (a)                                           -        (500)     (5,100)
  Proceeds from maturity of interest-bearing time deposits (a)             -         136       2,010
  (Increase) decrease in loans                                             -      (2,000)        975
  Purchase of securities                                              (2,260)     (1,141)     (1,611)
  Proceeds from sales of securities                                    1,915       1,000         375
  Principal collected on advances (a)                                195,966     165,691     134,536
  Advances originated or acquired (a)                               (193,973)   (168,344)   (136,524)
------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES               1,648      (5,158)     (5,339)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Payments on long-term debt                                               -         (72)       (968)
  (Decrease)  in other short term borrowings                               -           -         (20)
  Proceeds from issuance of common and treasury stock                  8,696         541       3,206
  Cash dividends                                                     (62,368)    (56,754)    (41,672)
  Purchase of treasury stock                                          (7,436)    (63,926)    (15,108)
  Other                                                                    -        (250)          -
------------------------------------------------------------------------------------------------------
        NET CASH (USED) BY FINANCING ACTIVITIES                      (61,108)   (120,461)    (54,562)
------------------------------------------------------------------------------------------------------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  10,734      15,379     (18,022)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    95,749      80,370      98,392
------------------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF YEAR                        $106,483     $95,749     $80,370
======================================================================================================
(a) Eliminated in consolidation.



MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


     The management of First Commerce Corporation is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include some amounts that are necessarily based on management's informed estimates and judgments, with consideration given to materiality. All financial information contained in this annual report is consistent with that in the financial statements.

     Management fulfills its responsibility for the integrity, objectivity, consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are authorized and recorded in accordance with established policies and procedures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, First Commerce Corporation has a professional staff of internal auditors who monitor compliance with and assess the effectiveness of the system of internal accounting controls and coordinate audit coverage with the independent public accountants.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, the internal auditors and the independent public accountants to review matters relating to financial reporting, internal accounting control and the nature, extent and results of the audit effort. The independent public accountants and internal auditors have direct access to the Audit Committee with or without management present.

     The financial statements have been audited by Arthur
Andersen LLP, independent public accountants, who render an independent professional opinion on the financial statements prepared by management. Their appointment was recommended by the Audit Committee and approved by the Board of Directors.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
and Board of Directors of
First Commerce Corporation:

      We have audited the consolidated balance sheets of FIRST COMMERCE CORPORATION (a Louisiana corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Commerce Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                   /s/ ARTHUR ANDERSEN LLP
                                   ARTHUR ANDERSEN LLP


New Orleans, Louisiana
January 13, 1998




SELECTED QUARTERLY DATA


(dollars in thousands, except per share data)                                1997 Quarters
==============================================================================================================
                                                    4th              3rd              2nd               1st
--------------------------------------------------------------------------------------------------------------
   Net interest income                           $94,573          $95,138          $96,436          $95,833
   Provision for loan losses                       8,565           15,806           14,775           13,225
   Other income (exclusive of investment
     securities transactions)                     50,267           51,875           48,824           43,545
   Investment securities transactions                 17              182              780               23
   Operating expense                              88,785           84,333           82,169           82,842
   Income tax expense                             15,471           15,358           16,237           14,314
--------------------------------------------------------------------------------------------------------------
   Net income                                    $32,036          $31,698          $32,859          $29,020
==============================================================================================================
   Per common share data
     Net income - basic                          $  0.83          $  0.81          $  0.85          $  0.75
     Net income - diluted                        $  0.79          $  0.77          $  0.81          $  0.73
     Cash dividends                              $  0.40          $  0.40          $  0.40          $  0.40
   Common stock data (a)
     High stock price                            $ 71.88          $ 57.38          $ 48.25          $ 46.38
     Low stock price                             $ 55.38          $ 43.38          $ 39.00          $ 38.25
     Closing stock price                         $ 67.25          $ 56.13          $ 44.00          $ 40.50
     Number of stockholders (end of period)        8,876            9,008            9,193            9,223
==============================================================================================================


                                                                             1996 Quarters
==============================================================================================================
                                                   4th              3rd              2nd               1st
--------------------------------------------------------------------------------------------------------------
   Net interest income                           $96,232          $93,617          $90,968          $88,925
   Provision for loan losses                      14,168           12,525            7,465            3,825
   Other income (exclusive of investment
      securities transactions)                    45,498           42,378           42,501           40,800
   Investment securities transactions                407             (170)             (84)           1,207
   Operating expense                              85,304           83,614           78,144           79,786
   Income tax expense                             13,958           13,155           16,109           15,788
--------------------------------------------------------------------------------------------------------------
   Net income                                     28,707           26,531           31,667           31,533
   Preferred dividend requirements                     -              698              705              713
--------------------------------------------------------------------------------------------------------------
   Income applicable to common shares            $28,707          $25,833          $30,962          $30,820
==============================================================================================================
   Per common share data
     Net income - basic                          $  0.77          $  0.68          $  0.80          $  0.80
     Net income - diluted                        $  0.72          $  0.66          $  0.76          $  0.75
     Cash dividends                              $  0.40          $  0.35          $  0.35          $  0.35
   Common stock data (a)
     High stock price                            $ 39.88          $ 36.63          $ 36.00          $ 34.25
     Low stock price                             $ 34.88          $ 33.25          $ 32.25          $ 30.25
     Closing stock price                         $ 38.88          $  4.88          $ 35.38          $ 33.00
     Number of stockholders (end of period)        9,319            9,267            9,257            9,286
==============================================================================================================
(a) Common stock is traded in the over-the-counter market and is listed on the NASDAQ Stock Market.  All closing sales prices represent closing sales price as reported on the NASDAQ Stock Market.


Item 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not Applicable



                          PART III

Item 10
Directors and Executive Officers of the Registrant

     The names, ages and positions of FCC's directors and executive officers are listed below along with their business experience during the past five years.

Ian Arnof, 58
President and Chief Executive Officer of FCC
Director of FCC since 1983

James J. Bailey III, 56
Managing  Partner, Bailey Family Investments (real estate development and management); director, United Companies Financial Corporation Director of FCC since 1985

John W. Barton, 81
Private investments
Director of FCC since 1985

Sydney J. Besthoff III, 70
Property management and family interests(1)
Director of FCC since 1992

Robert H. Bolton, 89(2)
Senior Chairman of the Board, RBT
Director of FCC since 1986

R. Jeffrey Brooks, 49
Executive  Vice  President  of  FCC  since 1993; Director of Consumer
    Products since 1997; Director of Card Services of FCC from 1994 to 1996; Director of Strategic Support of FCC from 1993 to 1994

Thomas L. Callicutt, Jr., 51
    Executive Vice President of FCC since 1996, Senior Vice President, Controller and Principal Accounting Officer of FCC since 1987

Robert C. Cudd III, 61
Private investments
Director of FCC since 1995

Frances B. Davis, 69(2)
Private investments
Director of FCC since 1986

Laurance Eustis, Jr., 84
Advisory Chairman  and  Consultant, Eustis  Insurance, Inc.; director,
    International Shipholding Corporation and Pan American Life
    Insurance Company
Director of FCC since 1983

Michael A. Flick, 49
Executive Vice President of  FCC  since   1985;   Chief Administrative
    Officer of FCC since 1994; Chief Credit Policy Officer of FCC from 1985 to 1994; Secretary of FCC since 1987

William P. Fuller, 71
President, Fuller Farms, Inc.
Director of FCC since 1978

Howard C. Gaines, 58
Executive  Vice  President of FCC since 1995; Chairman of the Board of
    Directors of First NBC since 1988; Chief Executive Officer of First NBC from 1988 to 1994

Arthur Hollins III, 67
Chairman  of  the Board, President and Chief Executive Officer, FNBLC;
    director, Calcasieu Real Estate & Oil Co., Inc.
Director of FCC since 1985

F. Ben James, Jr., 62
President, James Investments, Inc. (real estate development and private investments); director, Central Louisiana Electric Co., Inc.
Director of FCC since 1973

Erik F. Johnsen, 72
President and director of International Shipholding Corporation (ocean shipping)
Director of FCC since 1983

J. Merrick Jones, Jr., 63
Chairman of the Board, Canal Barge Company, Inc. (river transportation)(3) Director of FCC since 1983

Kimberly Y. Lee, 37
Executive Vice President and Chief Internal Auditor of FCC since 1994;
    Senior Vice  President and Manager of Audit and Credit Review from
    1992 to 1994

Edwin Lupberger, 61
Chairman of the Board, President and Chief Executive
    Officer, Entergy Corporation (electric utility holding company); director, International Shipholding Corporation
Director of FCC since 1992

Mary Chavanne Martin, 47
Private investments
Director of FCC since 1995

Hugh G. McDonald, Jr., 59
President,  Hugh  G.  McDonald, Jr. Corporation (petroleum engineering consultants)
Director of FCC since 1995

Saul A. Mintz, 66
Chairman of the Board, Sunbelt Plastics, and various real estate, distribution and investment corporations known collectively as Strauss Interests
Director of FCC since 1995

Hermann Moyse, Jr., 76
Chairman   of  the  Board, FCC;  Chairman Emeritus, CNB; director, Pan
    American Life   Insurance Company(4)
Director of FCC since 1985

O. Miles Pollard, Jr., 60
Private investments; director, United Companies Financial Corporation Director of FCC since 1988

G. Frank Purvis, Jr., 83
Chairman of the Board, Pan-American Life Insurance Company
Director of FCC since 1975

William W. Rucks III, 67
Chairman of the Board, FNBL; Independent Petroleum Landman
Director of FCC since 1997

Ashton J. Ryan, Jr., 50
Senior Executive Vice President of FCC since 1993; President of  First
    NBC since 1991; Chief Executive Officer of First NBC since 1994; Chief Operating Officer of First NBC from 1991 to 1994

Tom H. Scott, 87
Chairman and Chief Executive  Officer, Scott Truck and Tractor Company
    of Louisiana, Inc.
Director of FCC since 1995

Edward M. Simmons, 69
Chairman and Chief Executive Officer,  The McIlhenny Co. (producer  of
    Tabasco brand food products)(5); director, Pan American Life Insurance Company, Piccadilly Cafeterias, Inc. and Central Louisiana Electric Co., Inc.
Director of FCC since 1981

H. Leighton Steward, 63
Vice Chairman of the Board, Burlington Resources (Burlington Resources
    acquired The Louisiana Land and Exploration Company in 1997)(6) Director of FCC since 1992

E. Graham Thompson, 61
Executive Vice President and Chief Credit Policy Officer  of FCC since
    1994; President  and Chief Executive Officer of  FNBL from 1992 to
    1994

Robert A. Weigle, 51
President, David C. Blintiff & Co., Inc. (investments)
Director of FCC since 1988

Joseph V. Wilson III, 48
Senior Executive Vice President of FCC since 1993


(1) Mr. Besthoff was Chairman of the Board of K & B, Incorporated (retail drug stores) for more than five years prior to 1997.
(2)  Mr. Bolton is Mrs. Davis' uncle.
(3) Mr. Jones was President of Canal Barge Company, Inc. for more than five years prior to January 1995.
(4) Mr. Moyse was Chairman of the Board of City National Bank of Baton Rouge for more than five years prior to December 1994.
(5) Mr. Simmons was President and Chief Executive Officer of McIlhenny Co. for more than five years prior to June 1996.
(6) Mr. Rucks was Chairman of the Board, Chief Executive Officer and President of The Louisiana Land and Exploration Company (oil and gas exploration and production) for more than five years prior to October 1997.


Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange act of 1934 requires FCC's directors, executive officers and 10% shareholders to file with the Securities Exchange Commission reports of ownership and changes in ownership of equity securities of FCC. During 1997, all such reports were timely filed, except for one report which was filed late by Mr. Simmons.


Item 11
Executive Compensation

Summary of Executive Compensation

     The following table summarizes, for each of the three years in the three-year period ended December 31,1997, the compensation of FCC's Chief Executive Officer and each of the four most highly compensated executive officers in all the capacities in which they served:

                 SUMMARY COMPENSATION TABLE

                                                                    Long-Term                All
                                  Annual                           Compensation             Other
                               Compensation                                              Compensation
                        ------------------------------------------------------------------------------------
                                                                             No. of
                                                                             Shares
                                                     Total Cash              Under-
                                                      (Salary   Restricted   lying
                                                        and      Stock      Options/    LTIP
Name and Principal         Year  Salary(1)  Bonus      Bonus)   Awards(2)    SARs(3)  Payouts(4)  Other(5)
Position
------------------------------------------------------------------------------------------------------------
Ian Arnof                  1997  $620,833  $337,500 $  958,333  $369,150    23,800    $ 85,124    $15,719
President and Chief        1996  $587,500  $435,600 $1,023,100  $317,870    23,235    $103,325    $15,000
Executive Officer of FCC   1995  $525,000  $175,000 $  700,000  $105,840    47,864          -     $13,594

Joseph V. Wilson III       1997  $324,500  $147,150 $  471,650  $137,789     8,936    $ 28,694    $ 8,428
Senior Executive Vice      1996  $310,000  $180,000 $  490,000  $130,074     9,608    $ 52,664    $ 7,975
President of FCC           1995  $295,000  $ 60,000 $  355,000  $ 58,328    26,372    $     -     $ 7,500

Ashton J. Ryan, Jr.        1997  $324,500  $147,150 $  471,650  $137,789     8,936    $ 28,694    $ 8,453
Senior Executive Vice      1996  $310,000  $180,000 $  490,000  $130,074     9,508    $ 48,896    $ 8,267
President of FCC and       1995  $292,500  $ 60,000 $  352,500  $ 64,523    29,170          -     $ 7,500
President and Chief
Executive Officer of
First NBC

Michael A. Flick           1997  $308,333  $125,550 $  433,883  $ 76,037     4,930    $ 17,237    $ 7,875
Executive Vice             1996  $298,333  $160,000 $  458,333  $ 87,680     6,409    $ 57,872    $ 7,500
President, Chief           1995  $290,000  $ 50,000 $  340,000  $ 23,678    10,705    $     -     $ 7,375
Administrative Officer
and Secretary of FCC

Howard C. Gaines           1997  $296,667  $121,500 $  418,167  $ 76,037     4,930    $ 20,828    $ 7,438
Chairman of First NBC      1996  $278,667  $150,000 $  428,667  $ 87,680     6,409    $ 53,986    $ 6,958
                           1995  $272,000  $ 43,500 $  315,500  $ 23,678    10,705    $     -     $ 6,867



(1) Total salary reported for 1997 reflects two months of salaries at 1996 levels and ten months at 1997 levels.

(2)  Reflects  the  number  of shares  of  restricted  stock awarded multiplied by the market closing price  of  FCC
     Common  Stock on the date of the grant.  As of December
     31,   1997,  the  Named  Executive  Officers  held  the
     following  aggregate  number of  shares  of  restricted
     stock with the following year-end values (calculated by
     multiplying the number of shares of restricted stock by
     the  closing  market  price  of  FCC  Common  Stock  on
     December   31,1997):    Mr.   Arnof,    22,792   shares
     ($1,532,762); Mr. Wilson,  9,568 shares ($643,448); Mr.
     Ryan,  9,804 shares ($659,319); Mr. Flick, 5,434 shares
     ($365,437);  and  Mr. Gaines, 5,434 shares  ($365,437).
     As  of  December 31, 1997, the Named Executive Officers
     also  had  the  right  to earn the following  aggregate
     number  of performance shares with the following  year-
     end  values  (calculated by multiplying the  number  of
     performance shares by the closing market price  of  FCC
     Common  Stock on December 31, 1997): Mr. Arnof,  11,396
     shares ($766,381); Mr. Wilson, 4,784 shares ($321,724);
     Mr.  Ryan,  4,902 shares ($329,660), Mr.  Flick,  2,716
     shares   ($182,651);  and  Mr.  Gaines,  2,716   shares
     ($182,651).    Holders  of  Restricted  Stock   receive
     dividends paid on the stock but no dividends  are  paid
     on  the performance shares.  The restricted stock  will
     vest  and  the performance shares will be earned  three
     years   from  the  date  of  grant  provided   specific
     performance goals are achieved and the Named  Executive
     Officer remains employed by FCC.  Restrictions  on  the
     shares   of  restricted  stock  would  lapse  and   the
     performance  shares would be earned within  the  three-
     year  period upon a change in control of FCC  resulting
     from   certain   specified   actions   (a   Significant
     Transaction).  The consummation of the Merger Agreement
     described  in  Note  2  will  constitute  a  change  in
     control.   For  additional  information  regarding  the
     restricted  stock  and performance  shares  granted  in
     1997, see 1997 Long Term Incentive Plan Awards.

(3)  On  April  21, 1997, all outstanding Stock Appreciation
     Rights   (SARs)  were  converted  into  options  at  an
     exercise price equal to the base price of the SARs  for
     which  the  options were exchanged.  The  options  will
     vest and become exercisable in the same increments  and
     at  the same time as would the SARs for which they were
     exchanged.    For   additional  information   regarding
     options  granted in 1997, see 1997 Stock Option Grants,
     and  for  information  regarding  current  holdings  of
     options, see Option Holdings.

(4)  Amounts reported  for 1997 reflect the value on May 23,
     1997, the  date  restrictions  lapsed  with  respect to
     shares  of  restricted stock granted  in  1994.   These
     shares were earned over a three-year performance period
     based on cumulative earnings per share targets.

(5) Consists of amounts contributed by FCC on behalf of the Named Executive Officer pursuant to FCC's Tax-Deferred
     Savings  Plan and its Supplemental Tax-Deferred Savings
     Plan.


1997 Stock Option Grants

     The following table contains information concerning the grant of stock options to the Named Executive Officers during 1997:

                              1997 STOCK OPTION GRANTS
                                                                              Potential Realizable
                                                                                 Value at Assumed
                         No. of                                                    Annual Rates
                         Shares    % of Total                                     of Stock Price
                         Under-     Options                                      Appreciation for
                         lying     Granted to                                      Option Term
                        Options    Associates  Exercise or                    --------------------
  Name                  Granted(1)  in 1997    Base Price   Expiration Date      5%         10%
  ----                  ---------- ----------  -----------  ---------------   -------- -----------
Ian Arnof                 23,800      9.35%      $40.125     January 20, 2005  $455,958 $1,092,099

Joseph V. Wilson III       8,936      3.51%      $40.125     January 20, 2005  $171,195 $  410,042

Ashton J. Ryan, Jr.        8,936      3.51%      $40.125     January 20, 2005  $171,195 $  410,042

Michael A. Flick           4,930      1.94%      $40.125     January 20, 2005  $ 94,448 $  226,220

Howard C. Gaines           4,930      1.94%      $40.125     January 20, 2005  $ 94,448 $  226,220


(1) The exercise price represents the fair market value of FCC Common Stock on the date of the grant. The options are not exercisable for one year from the date of grant and become exercisable thereafter in 25% increments each year, unless the Compensation Committee, in its discretion, elects to accelerate the exercisability. In addition, all outstanding options will become immediately exercisable upon the occurrence of a Significant Transaction. The consummation of the Merger Agreement described in Note 2 will constitute a Significant Transaction.


1997 Long Term Incentive Plan Awards

     The following table contains information concerning the grant of restricted stock and performance shares under FCC's
1992 Stock Incentive Plan to the Named Executive Officers during 1997:


            1997 LONG TERM INCENTIVE PLAN AWARDS

                        Number of Shares, Units
                            or Other Rights
                              Granted (1)
                       ------------------------
                         No. of
                        Shares of    No. of
                       Restricted  Performance   Performance            Estimated Future Payouts
   Name                   Stock      Shares        Period       Threshold        Target            Maximum
   ----                ----------  -----------   -----------  ------------   ----------------   -------------
Ian Arnof                9,200        4,600        3 years    4,600 shares     9,200 shares     13,800 shares

Joseph V. Wilson III     3,434        1,717        3 years    1,717 shares     3,434 shares      5,151 shares

Ashton J. Ryan, Jr.      3,434        1,717        3 years    1,717 shares     3,434 shares      5,151 shares

Michael A. Flick         1,895          947        3 years      947 shares     1,895 shares      2,842 shares

Howard C. Gaines         1,895          947        3 years      947 shares     1,895 shares      2,842 shares


(1) No shares of restricted stock will vest and no performance shares will be earned, except in the case of death, unless (i) the individual remains employed by FCC through December 31, 1999 on which the Compensation Committee has determined whether the performance goals have been met, and (ii) FCC's average percentile ranking of reported annual return on equity against the Keefe, Bruyette and Woods, Inc. Survey of other banks and bank holding companies (the KBW 50) for the three-year period ending December 31, 1999 (the Measurement Period) would rank higher than the 25th percentile. FCC's reported annual return on equity (which may be adjusted by the committee for Statement of Financial Accounting Standards (SFAS) No. 115 and/or other Board approved one-time transactions) will be ranked against the KBW 50 for each year of the Measurement Period. FCC's percentile ranking for each year will then be averaged for the three years of 1997, 1998 and 1999 to determine the payout percentage. Holders of restricted stock are entitled to all rights of a stockholder of FCC, including the right to vote the restricted shares and receive dividends and/or other distributions declared on the restricted stock. These rights are not applicable to the performance shares. Restrictions on the shares of restricted stock would lapse and the performance shares would be earned within the three-year period upon the occurrence of a Significant Transaction or on a pro rata basis in the event of death. The consummation of the Merger Agreement described in Note 2 will constitute a Significant Transaction.

Option Holdings

     The following table sets forth information with respect to unexercised options held by the Named Executive Officers as of December 31, 1997:


            AGGREGATED OPTION VALUES AS OF DECEMBER 31, 1997

                         Number of Shares
                      Underlying Unexercised     Value of Unexercised in-the-
                            Options at                  Money Options at
                         December 31,1997              December 31,1997(1)
                     ========================================================
     Name             Exercisable  Unexercisable  Exercisable   Unexercisable
     ----             -----------  -------------  -----------   -------------

Ian Arnof               75,828         72,107     $3,322,042     $2,495,493

Joseph V. Wilson III        -          31,624     $       -      $1,119,714

Ashton J. Ryan, Jr.         -          33,024     $       -      $1,177,114

Michael A. Flick         8,111         16,485     $  323,838     $  572,093

Howard C. Gaines            -          16,785     $       -      $  584,018



 (1) Reflects the difference between the closing market price of FCC Common Stock on December 31, 1997 and the exercise or base price of the options. The following table shows, for exercisable options, the value attributed to options outstanding for the number of years indicated:


                           Value     Years
                          -------    -----
Ian Arnof                $881,329       8
                         $432,968       6
                         $828,986       4
                         $981,253       3
                         $197,506       2

Michael A. Flick         $125,054       4
                         $175,562       3
                         $ 23,222       2


     The following table sets forth information with respect to options exercised during 1997 by the Named Executive
Officers:

                  Options Exercised In 1997



                             Number of                Net
                         Shares Exercised            Value

Ian   Arnof                          -           $      -
Joseph V. Wilson III             30,467          $1,200,212
Ashton J. Ryan, Jr.              28,713          $1,136,193
Michael A. Flick                 18,379          $  773,122
Howard C. Gaines                 18,252          $  839,423


Pension Plans

     FCC has a qualified defined-benefit plan (the Retirement Plan) and a nonqualified Benefits Restoration Plan (the Restoration Plan), pursuant to which each participant, including each Named Executive Officer, who has completed at least five years of service is entitled to receive a monthly payment after retirement no earlier than at age 55. The following table sets forth the aggregate annual retirement benefits that a participant with the indicated years of service and compensation level may expect to receive under the Retirement Plan and the Restoration Plan assuming retirement at age 65. Annual retirement benefits beginning prior to age 65 would be reduced.

                   Pension Plans Table

--------------------------------------------------------------------
Compensation     15 yrs.    20 yrs.   25 yrs.   30 yrs.    35 yrs.
--------------------------------------------------------------------
$  550,000      $133,090   $177,453  $221,817  $266,180  $310,543
$  600,000      $145,465   $193,953  $242,442  $290,930  $339,418
$  650,000      $157,840   $210,453  $263,067  $315,680  $368,293
$  700,000      $170,215   $226,953  $283,692  $340,430  $397,168
$  750,000      $182,590   $243,453  $304,317  $365,180  $426,043
$  800,000      $194,965   $259,953  $324,942  $389,930  $454,918
$  850,000      $207,340   $276,453  $345,567  $414,680  $483,793
$  900,000      $219,715   $292,953  $366,192  $439,430  $512,668
$  950,000      $232,090   $309,453  $386,817  $464,180  $541,543
$1,000,000      $244,465   $325,953  $407,442  $488,930  $570,418
$1,050,000      $256,840   $342,453  $428,067  $513,680  $599,293
$1,100,000      $269,215   $358,953  $448,692  $538,430  $628,168
$1,150,000      $281,590   $375,453  $469,317  $563,180  $657,043
$1,200,000      $293,965   $391,953  $489,942  $587,930  $685,918
$1,250,000      $306,340   $408,453  $510,567  $612,680  $714,793
$1,300,000      $318,715   $424,953  $531,192  $637,430  $743,668
$1,350,000      $331,090   $441,453  $551,817  $662,180  $772,543
$1,400,000      $343,465   $457,953  $572,442  $686,930  $801,418


     The above table reflects the aggregate benefits payable assuming they will be paid in the form of a monthly annuity for the life of the participant.

     The amount of a participant's monthly payment under the Retirement Plan is equal to (i) 1% of the participant's average monthly compensation over his or her highest consecutive 120 months of compensation multiplied by the number of years of service, plus (ii) 0.65% of the participant's average monthly compensation over his or her highest consecutive 120 months of compensation in excess of Social Security covered compensation multiplied by the number of years of service up to a maximum of 35 years. Compensation for purposes of the Restoration Plan includes the total of salary plus bonus, but is limited to a total of 130% of salary. Federal law now prevents certain employees, including the Named Executive Officers, from receiving the full benefit of this formula under the Retirement Plan because both the amount of the annual benefit and the amount of compensation on which the annual benefit is based cannot exceed certain limits. Accordingly, in order to assure full benefits to employees, the benefit under the Restoration Plan is equal to the difference between the benefit actually payable under the Retirement Plan and the hypothetical benefit that would be payable under the Retirement Plan if no legal limitations existed, except that the bonuses in excess of 30% of salary are not taken into account.

     Under the Retirement Plan and the Restoration Plan, the number of credited years of service as of December 31, 1997 was 19, 22, 6, 27 and 9 years for Messrs. Arnof, Wilson, Ryan, Flick and Gaines, respectively, and the 1997 compensation on which benefits would be calculated was $1,393,933 for Mr. Arnof, $651,650 for Mr. Wilson, $651,650
for  Mr.  Ryan, $593,884 for Mr. Flick and $568,167 for  Mr.
Gaines.

      FCC's Supplemental Executive Retirement Plan (the SERP
Plan) provides supplemental retirement benefits for three of the Named Executive Officers. At age 65, a vested participant will receive 60% of his average annual compensation over the five calendar years ending prior to the termination of his employment reduced by the benefits that he receives from (i) the Retirement Plan, (ii) the Restoration Plan, (iii) the Corporation's Tax-Deferred Savings Plan (other than benefits consisting of his deferrals and earnings on those deferrals), (iv) the Corporation's Supplemental Tax-Deferred Savings Plan (other than benefits consisting of his deferrals and earnings on those deferrals), (v) his primary unreduced Social Security amount and (vi) unless otherwise provided, the benefit under any subsequently adopted FCC plan. Annual retirement benefits beginning prior to age 65 would be reduced.

     The estimated annual retirement benefits payable to Messrs. Arnof, Ryan and Wilson (the SERP Plan's only participants) under the SERP Plan, assuming they continue in their current positions at their current levels of compensation and retire at age 65, are $184,804, $70,807 and $0, respectively.

      Pursuant to the SERP Plan, benefits will increase  and
payment  may  be accelerated upon a change in control.   The
Merger as described in Note 2 will constitute a change in control of FCC.

Change of Control Agreements

     FCC has agreements with certain of its executive officers, including the Named Executive Officers, which provide for certain payments and benefits to the executive if his or her employment is terminated under certain circumstances within two years of a change in control of FCC, including cash payments of up to three times salary and bonus as well as continued medical and other benefits for three years and vesting under FCC's retirement plans. The Merger as described in Note 2 will constitute a change in control of FCC.

Item 12
Security Ownership of Certain Beneficial Owners and
Management


    SECURITY HOLDINGS OF DIRECTORS AND EXECUTIVE OFFICERS

      The following table shows the beneficial ownership of FCC Common Stock of each director of FCC, each of FCC's most highly, compensated executive officers (Named Executive Officer), and all FCC directors and executive officers as a group as of February 6, 1998, determined in accordance with Rule 13d-3 of the SEC. In addition to its Common Stock, FCC currently has outstanding two other classes of equity securities: two series of 12 3/4% Convertible Debentures due 2000 ("A Debentures" and "B Debentures"). Unless otherwise indicated, the securities are held with sole voting and investment power.

                                           No. of         Percent
        Name of Beneficial Owner           Shares        of Class(1)
        ------------------------         ----------      -----------
Directors
Ian Arnof                                309,180(2)          *
James J. Bailey III                      124,715             *
John W. Barton                            88,766             *
Sydney J. Besthoff III                     2,250             *
Robert H. Bolton                         196,287(3)          *
Robert C. Cudd III                       841,806(4)         2.14%
Frances B. Davis                         409,454(4)(5)      1.03%
Laurance Eustis, Jr.                      37,500             *
William P. Fuller                         57,054(4)          *
Arthur Hollins III                       215,770(2)(4)(6)    *
F. Ben James, Jr.                          3,900             *
Erik F. Johnsen                          115,152(7)          *
J. Merrick Jones, Jr.                    116,003(4)          *
Edwin Lupberger                            4,052             *
Mary Chavanne Martin                     100,205             *
Hugh G. McDonald, Jr.                     68,517(4)          *
Saul A. Mintz                            515,711(4)(8)      1.31%
Hermann Moyse, Jr.                       310,893(4)          *
O. Miles Pollard, Jr.                    181,632             *
G. Frank Purvis, Jr.                      60,592(9)          *
William W. Rucks III                       5,048             *
Tom H. Scott                             657,226(4)         1.67%
Edward M. Simmons                        137,215(4)(10)      *
H. Leighton Steward                        5,619             *
Robert A. Weigle                          56,606(4)          *
Named Executive Officers (11)
Joseph V. Wilson III                      61,977(2)(4)       *
Ashton J. Ryan, Jr.                       55,012(2)          *
Michael A. Flick                          74,434(2)          *
Howard C. Gaines                          48,903(2)          *
All directors and executive
 officers as a group (33 persons)      8,270,754(12)       20.46%

----------------
*Less than one percent

 (1) Shares that may be acquired within 60 days from March 13, 1998 and shares that may be acquired upon conversion of debentures are deemed to be outstanding for purposes of computing the percentage of Common Stock owned by such person individually and by all directors and executive officers as a group, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person. FCC is a party to a Merger Agreement with BANC ONE pursuant to which all outstanding options and restricted shares (including performance shares) will become exercisable or vested. The Merger contemplated by the Merger Agreement is expected to be consummated in the second quarter of 1998. For purposes of this schedule, it is assumed that all outstanding options and restricted shares (including performance shares) will be exercisable or vested within 60 days.

 (2) Includes shares subject to options exercisable, restricted shares (including performance shares) and shares allocated to the individual's account in FCC's Tax-Deferred Savings Plan and Supplemental Tax-Deferred Savings Plan (the Plans), as follows:

                              Option     Restricted        Plan
                              Shares       Shares         Shares
                              ------     ----------       ------
       Mr. Arnof...........  122,704       34,188         33,542
       Mr. Flick...........   15,396        8,150         12,133
       Mr. Hollins.........       -            -          31,199
       Mr. Gaines..........   16,785        8,150         11,977
       Mr. Ryan............   33,024       14,706          7,282
       Mr. Wilson..........   31,624       14,352          6,315

 (3) Includes 119,175 shares Mr. Bolton has the right to acquire upon conversion of $3,178,000 principal amount of B Debentures (5.92% of the class), and 8,336 shares allocated to his Plan account.
 (4) Includes shares as to which the named individual shares voting and investment power as follows: Mr. Cudd, 703,679 shares; Mrs. Davis, 127,239 shares; Mr. Fuller, 3,900 shares; Mr. Hollins, 4,687 shares; Mr. Jones, 11,250
     shares;   Mr.  McDonald,  8,326  shares;   Mr.  Mintz,   7,255
     shares; Mr. Moyse, 130,105 shares; Mr. Scott, 655,226 shares; Mr. Simmons, 19,800 shares; Mr. Weigle, 356 shares; and Mr. Wilson, 1,250 shares. Mr. Cudd disclaims beneficial ownership of 290,667 shares owned by his wife. Mr. Mintz disclaims beneficial ownership of 3,174 shares held in a trust for which he is co-trustee. Mr. Scott disclaims beneficial ownership of 439,338 shares held in a trust. Mr. Simmons disclaims beneficial ownership of the 19,800 owned by his wife.
 (5) Includes 282,015 shares Mrs. Davis has the right to acquire upon conversion of $7,520,400 principal amount of B Debentures (14.02% of the class), including $1,508,400 principal amount owned by Mrs. Davis' husband, as to which she disclaims beneficial ownership.
 (6) Includes 157,713 shares Mr. Hollins has the right to acquire upon conversion of $4,205,685 principal amount of A Debentures (15.68% of the class), including $343,860 principal amount as to which Mr. Hollins shares voting and investment power, and 31,199 shares allocated to his Plan account.
 (7) Includes 1,164 shares owned by Mr. Johnsen's wife, as to which Mr. Johnsen disclaims beneficial ownership.
 (8) Includes 419,512 shares owned by Mr. Mintz's children and grandchildren that Mr. Mintz has power to vote pursuant to an understanding. Mr. Mintz disclaims beneficial ownership of these shares.
 (9) Includes 53,666 shares owned by Pan-American Life Insurance company, of which Mr. Purvis is the Chairman of the Board. Mr. Purvis disclaims beneficial ownership of these shares.
(10) Includes 800 shares as to which Mr. Simmons has sole voting and investment power, but disclaims beneficial ownership.
(11) Information  for  Mr. Arnof appears above  under  the  heading
     Directors.
(12) Includes 176,448 shares underlying $4,705,285 principal amount of A Debentures (17.54% of the class) and 437,019 shares underlying $11,653,840 principal amount of B Debentures (21.72% of the class). Of these amounts, $499,600 principal amount of A Debentures and $955,440 principal amount of B Debentures are held by FCC subsidiary banks as fiduciaries. Also includes (i) 301,706 shares executive officers are entitled to acquire upon the exercise of options, 108,201 shares of restricted stock (of which 36,064 are performance shares) and 126,467 shares allocated to the Plan accounts of such persons, (ii) 8,006 shares held by FCC's Pension Plan and 528,865 shares held by the trust departments of the subsidiary banks of FCC as fiduciaries, and (iii) 1,279,064 shares of record held by the trustee of the Plans (in addition to those shares held on behalf of directors and executive officers) that are voted by the trustee in accordance with the instructions of the Plans participants.

Principal Stockholders

     BANC ONE CORPORATION, P.O. Box 710158, Columbus, Ohio 43271-0158, has filed a Schedule 13D with the SEC reporting beneficial ownership of 9,689,000 shares (approximately 19.9%) of FCC's Common Stock by virtue of an option granted by FCC to BANC ONE on October 20, 1997, in connection with the Merger Agreement entered into between FCC and BANC ONE on that date. The option is not currently exercisable, and BANC ONE disclaims beneficial ownership of the shares.
     No other person is known by FCC to beneficially own more than 5% of its Common Stock.

Item 13
Certain Relationships and Related Transactions

Certain Other Transactions

     Directors, nominees and executive officers of FCC and their associates have been customers of, and have had loan transactions with subsidiary banks of FCC in the ordinary course of business, and such transactions are expected to continue in the future. In the opinion of FCC's management, such transactions, which at December 31, 1997, amounted to an aggregate of 17% of FCC's stockholder's equity, have been on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features.

     During 1997, FCC and its subsidiaries paid $378,716 in premiums on disability and life insurance policies issued by Pan-American Life Insurance Company covering FCC's employees. In addition, First NBC leases branch space in a building owned by Pan-American Life Insurance Company.
Total rent paid under this lease in 1997 was $121,858.  Mr.
G. Frank Purvis, Jr., a director of FCC, is Chairman of the Board of Pan-American Life Insurance Company.



                           Part IV
Item 14
Exhibits, Financial Statement Schedules and Reports on  Form
             8-K

 (a)  1.  Financial Statements - See Item 8.
      2.  Financial Statement Schedules - All
          schedules are omitted, since they are either not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

      3.  Exhibits:

                  2.1  - Agreement and  Plan  of  Merger
                  between FCC, Delta Acquisition Corporation
                  and  BANC  ONE   CORPORATION  included  as
                  Exhibit  99.2  to  BANC ONE  CORPORATION's
                  Current  Report  on Form 8-K filed October
                  29, 1997   (File No. 1-8552),  and  incor-
                  porated herein by reference.

                  3.1  - Amended and  Restated  Articles  of
                  Incorporation of FCC included  as  Exhibit
                  3.1  to  FCC's Annual Report on Form  10-K
                  for the year ended December 31, 1996, and incorporated herein by reference.

                  3.2  - Amended and Restated By-laws of FCC
                  included  as  Exhibit 3.2 to FCC's  Annual
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

                  4.4   - Amendment   to   Rights  Agreement
                  between   FCC  and  First  Chicago   Trust
                  Company  of  New  York  as  Rights   Agent
                  included   as   Exhibit   4.3   to   FCC's
                  Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

                  4.5  - Option Agreement  between  FCC  and
                  BANC  ONE CORPORATION included as  Exhibit
                  99.3  to  BANC  ONE CORPORATION's  Current
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

                  10.2  -  Amended and  Restated FCC Supple-
                  mental Tax-Deferred Savings Plan included
                  as Exhibit 10.2 to FCC's Quarterly  Report
                  on Form  10-Q  for  the     quarter  ended
                  September  30,  1997,  and    incorporated
                  herein by reference.

                  10.3   -  FCC Amended and Restated Retire-
                  ment  Benefit  Restoration  Plan  included
                  as Exhibit 10.3 to  FCC's Quarterly Report
                  on Form  10-Q  for   the   quarter   ended
                  September  30,  1997,  and    incorporated
                  herein by reference.

                  10.4  -  Form of Nonqualified Stock Option
                  Agreement under the FCC 1992  Stock Incen-
                  tive Plan and  Form   of  Restricted Stock
                  Agreement under the FCC 1992 Stock Incen-tive Plan included as Exhibit 10.2 to FCC's Annual Report on Form 10-K for the year ended December 31, 1992, and incorp-orated herein by reference.

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

                  10.9   -  FCC  1997 Stock  Option Plan in-
                  cluded  as Exhibit 10.9 to FCC's Quarterly
                  Report on Form  10-Q  for     the  quarter
                  ended March 31, 1997, and incorporated herein by reference.

                  11     -  Statement  Re:    Computation of
                  Earnings Per Share

                  21     -  Subsidiaries of  First  Commerce
                  Corporation

                  23     -  Consent of Arthur Andersen LLP

                  24     -  Power of Attorney

                  27     -  Financial Data Schedule



 (b)   Reports on Form 8-K

             A report on Form 8-K dated October 16, 1997 was filed by the Registrant under Item 5,
             Other Events. The document was filed to disclose FCC's issuance of a press release dated October 14, 1997, announcing FCC's earnings for the Third Quarter of 1997.

             A report on Form 8-K dated October 23, 1997 was filed by the Registrant under Item 5,
             Other Events. The document was filed to disclose FCC's issuance of a press release dated October 20, 1997, announcing FCC's agreement to merge with a subsidiary of BANC ONE CORPORATION.

             A report on Form 8-K/A dated November 6, 1997 was filed by the Registrant under Item 5, Other Events. The document was filed to amend FCC's report on Form 8-K dated October 23, 1997, disclosing FCC's agreement to merge with a subsidiary of BANC ONE CORPORATION.

             A report on Form 8-K dated November 26, 1997 was filed by the Registrant under Item 5,
             Other  Events.   The  document  was  filed   to
             disclose a change to FCC and BANC ONE CORPORATION's expected effective date for the planned merger.



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    First Commerce Corporation
                    (Registrant)

                    By   /s/ Thomas L. Callicutt, Jr.
                        -----------------------------------
                            Thomas L. Callicutt, Jr.
                            Executive Vice President, Controller and
                                Principal Accounting Officer

                    Date:  March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signatures                             Title
----------                             ------
Ian Arnof                    President, Chief Executive
                              Officer and Director

Hermann Moyse, Jr.           Chairman of the Board
Michael A. Flick             Executive Vice President, Chief Administrative
                                 Officer and Principal Financial Officer
James J. Bailey III          Director
John W. Barton               Director
Robert H. Bolton             Director
Robert C. Cudd III           Director
Frances B. Davis             Director
Laurance Eustis, Jr.         Director
William P. Fuller            Director
Arthur Hollins III           Director
Erik F. Johnsen              Director         By   /s/ Thomas L. Callicutt, Jr.
J. Merrick Jones, Jr.        Director            ------------------------------
Edwin Lupberger              Director              Thomas L. Callicutt, Jr.
Mary Ellen Chavanne Martin   Director              Attorney-in-Fact
Hugh G. McDonald, Jr.        Director              Executive Vice President,
Saul A. Mintz                Director               Controller and Principal
O. Miles Pollard, Jr.        Director                  Accounting Officer
G. Frank Purvis, Jr.         Director
Thomas H. Scott              Director               Date:  March 26, 1998
Edward M. Simmons            Director
H. Leighton Steward          Director
Robert A. Weigle             Director
William W. Rucks III         Director