Form 10-K/A
period 1997-12-31
FIRST COMMERCE CORP /LA/
filed 1998-04-30
CIK 36204

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

                          AMENDMENT NO. 1

     The   undersigned   registrant  hereby  amends  the  following  items,
financial statements, exhibits or other portion of its 1997 Annual Report on Form 10-K as set forth in the pages attached hereto:

          Item 14.(a) 3 -  Exhibits

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRST COMMERCE CORPORATION
                                           Registrant




Date:   April 30, 1998             By:  /s/ Thomas L. Callicutt, Jr.
        --------------                -------------------------------------
                                   Thomas L. Callicutt, Jr.
                                   Executive Vice President, Controller and
                                   Principal Accounting Officer

First Commerce Corporation


Item 14.(a) 3 - Exhibits

             23.2   Consent of Arthur Andersen LLP

             23.3   Consent of Arthur Andersen LLP

             28.1   Form   11-K   -   Annual   Report   of  First  Commerce
                    Corporation's Tax-Deferred Savings Plan

             28.2   Form   11-K   -   Annual   Report   of  First  Commerce
                    Corporation's Supplemental Tax-Deferred Savings Plan