Form 10-Q
period 1998-03-31
FIRST COMMERCE CORP /LA/
filed 1998-05-15
CIK 36204

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

                 For the quarterly period ended March 31, 1998


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
        Yes  X      No

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the last practicable date.


                  Class                    Outstanding as of April 30, 1998
                  -----                    --------------------------------
        Common Stock, $5.00 par value                 39,870,296

                                TABLE OF CONTENTS
                                                                Page No.
                                                                --------


Part I: Financial Information

          Item 1. Financial Statements

                      Consolidated Balance Sheets                   1

                      Consolidated Statements of Income             2

                      Consolidated Statement of Changes in
                            Stockholders' Equity                    3

                      Consolidated Statements of Cash Flows         4

                      Notes to Consolidated Financial Statements    5

                      Report of Independent Public Accountants      8

          Item 2. Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                 9


Part II: Other Information

          Item 1. Legal Proceedings                                20

          Item 2. Changes in Securities                            20

          Item 3. Defaults Upon Senior Securities                  20

          Item 4. Submission of Matters to a Vote of
                       Security Holders                            20

          Item 5. Other Information                                20

          Item 6. Exhibits and Reports on Form 8-K                 20

Part 1: Financial Information
-----------------------------
Item 1 - Financial Statements

FIRST COMMERCE CORPORATION
CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                                    March 31            December 31
===========================================================================================================
                                                                             1998                1997
-----------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                $  355,314          $  433,558
  Interest-bearing deposits in banks                                             68                  68
  Federal funds sold and securities purchased under resale agreements       305,000              29,000
  Trading account securities                                                 30,506              72,249
  Securities available for sale, at fair value                            2,092,038           2,242,401
  Loans, net of unearned income                                           6,435,229           6,440,070
      Allowance for loan losses                                             (81,001)            (83,192)
-----------------------------------------------------------------------------------------------------------
        Net loans                                                         6,354,228           6,356,878
===========================================================================================================
  Premises and equipment                                                    151,583             156,401
  Accrued interest receivable                                                97,740             105,819
  Other assets                                                              108,509             110,923
-----------------------------------------------------------------------------------------------------------
        Total assets                                                     $9,494,986          $9,507,297
===========================================================================================================
LIABILITIES
  Noninterest-bearing deposits                                           $1,395,574          $1,428,089
  Interest-bearing deposits                                               6,342,910           6,379,344
-----------------------------------------------------------------------------------------------------------
        Total deposits                                                    7,738,484           7,807,433
===========================================================================================================
  Short-term borrowings                                                     378,475             366,915
  Accrued interest payable                                                   52,080              55,026
  Accounts payable and other accrued liabilities                             80,484              66,125
  Long-term debt                                                            381,691             390,818
-----------------------------------------------------------------------------------------------------------
        Total liabilities                                                 8,631,214           8,686,317
===========================================================================================================
STOCKHOLDERS' EQUITY
  Preferred stock; 5,000,000 shares authorized, none issued                      -                   -
  Common stock, $5 par value
      Authorized -- 100,000,000 shares
     Issued -- 39,821,643 and 39,240,854 shares, respectively               199,108             196,204
  Capital surplus                                                           198,792             175,582
  Retained earnings                                                         436,723             421,884
  Unearned restricted stock compensation                                     (6,862)             (6,331)
  Net unrealized gain on securities available for sale                       36,011              33,641
-----------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                          863,772             820,980
===========================================================================================================
        Total liabilities and stockholders' equity                       $9,494,986          $9,507,297
===========================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated
Balance Sheets.


FIRST COMMERCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


(dollars in thousands, except per share data)                    Three Months Ended March 31
==============================================================================================
                                                                    1998              1997
----------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                     $139,983          $135,466
  Interest and dividends on taxable securities                     32,652            33,502
  Interest on tax-exempt securities                                 1,453             1,510
  Interest on money market investments                              2,425               679
----------------------------------------------------------------------------------------------
    Total interest income                                         176,513           171,157
==============================================================================================
INTEREST EXPENSE
  Interest on deposits                                             68,608            62,503
  Interest on short-term borrowings                                 4,882             7,294
  Interest on long-term debt                                        7,597             5,527
----------------------------------------------------------------------------------------------
    Total interest expense                                         81,087            75,324
==============================================================================================
NET INTEREST INCOME                                                95,426            95,833
PROVISION FOR LOAN LOSSES                                           9,510            13,225
----------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                85,916            82,608
==============================================================================================
OTHER INCOME
  Deposit fees and service charges                                 12,905            14,038
  Credit card fee income                                           11,680            12,561
  Securitization revenue                                            5,226                 -
  Trust fee income                                                  5,999             5,421
  Broker/dealer revenue                                             3,247             2,778
  ATM fee income                                                    2,744             2,603
  Other operating revenue                                           6,013             6,144
  Venture capital securities transactions                            (103)                -
  Investment securities transactions                                   23                23
----------------------------------------------------------------------------------------------
    Total other income                                             47,734            43,568
==============================================================================================
OPERATING EXPENSE
  Salary expense                                                   41,590            39,135
  Employee benefits                                                 8,255             7,471
----------------------------------------------------------------------------------------------
    Total personnel expense                                        49,845            46,606
  Equipment expense                                                 7,395             7,134
  Net occupancy expense                                             5,296             5,141
  Communications and delivery expense                               5,105             5,044
  Advertising expense                                               3,676             3,835
  Professional fees                                                 2,809             2,522
  FDIC insurance expense                                              341               323
  Other operating expense                                          13,638            12,237
----------------------------------------------------------------------------------------------
    Total operating expense                                        88,105            82,842
==============================================================================================
INCOME BEFORE INCOME TAX EXPENSE                                   45,545            43,334
INCOME TAX EXPENSE                                                 14,785            14,314
==============================================================================================
NET INCOME                                                        $30,760           $29,020
==============================================================================================
EARNINGS PER COMMON SHARE
  Basic                                                             $0.78             $0.75
  Diluted                                                           $0.75             $0.73
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                        39,312,775        38,781,538
  Diluted                                                      43,381,523        42,281,369
==============================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these
Consolidated Financial Statements.

FIRST COMMERCE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                          Net
                                                                                                      Unrealized
                                                                                       Unearned         Gain on
                                                                                      Restricted      Securities
                                                   Common     Capital    Retained        Stock       Available for
(dollars in thousands except per share data)        Stock     Surplus    Earnings    Compensation       Sale (a)        Total
==================================================================================================================================
Balance at December 31, 1997                     $ 196,204   $ 175,582  $ 421,884   $   (6,331)      $   33,641      $ 820,980
==================================================================================================================================
  Comprehensive income:
     Net income                                          -           -     30,760            -                -         30,760
     Other comprehensive income:
         Unrealized gains on securities
             available for sale, net of
             reclassification adjustment (b)             -           -          -            -            3,646          3,646
         Deferred income tax expense on
             unrealized gains on securities
             available for sale                          -           -          -            -           (1,276)        (1,276)
----------------------------------------------------------------------------------------------------------------------------------
            Total other comprehensive income             -           -          -            -            2,370          2,370
----------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                             -           -     30,760            -            2,370         33,130
  Cash dividends on common stock ($.40 per share)        -           -    (15,921)           -                -        (15,921)
  Exercise of stock options                          2,310      17,156          -            -                -         19,466
  Conversion of 12 3/4% convertible debentures         594       2,574          -            -                -          3,168
  Restricted stock activity                              -       3,480          -         (531)               -          2,949
==================================================================================================================================
Balance at March 31, 1998                        $ 199,108   $ 198,792  $ 436,723   $   (6,862)      $   36,011      $ 863,772
==================================================================================================================================
(a) Unrealized gains on securities available for sale and the related tax effect are the only components of other comprehensive income FCC is required to report.
(b) Shown net of an $80,000 reclassification adjustment which represents a realized loss from sales of securities avaialble for sale during the period; the tax benefit related to this adjustment was  $28,000.

The accompanying Notes to Consolidated Financial Statements are an integral part of this Consolidated Financial Statement.



                                   FIRST COMMERCE CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

==========================================================================================================================
                                                                                                Three Months Ended
(dollars in thousands)                                                                              March 31
--------------------------------------------------------------------------------------------------------------------------
                                                                                            1998                 1997
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                              $30,760              $29,020
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                             9,510               13,225
      Depreciation and amortization of premises and equipment                               6,132                5,991
      Amortization of intangibles                                                             575                  585
      Deferred income tax (benefit) expense                                                   116                  (12)
      Net deferred loan (fees)                                                               (908)              (1,122)
      Net (gain) loss from venture capital securities transactions                            103                    -
      Net (gain) loss from investment securities transactions                                 (23)                 (23)
      (Increase) decrease in trading account securities                                    41,743              (21,323)
      (Increase) decrease in loans held for sale                                          (15,206)               6,495
      Decrease in accrued interest receivable                                               8,079                  979
      (Increase) decrease in other assets                                                   1,388              (16,536)
      Increase (decrease) in accrued interest payable                                      (2,946)               6,237
      Increase (decrease) in accrued compensation expense                                   7,744               (7,667)
      Increase in accounts payable and other accrued liabilities                           16,903               10,922
      Other, net                                                                           (2,728)              (1,550)
-------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                         101,242               25,221
==========================================================================================================================
INVESTING ACTIVITIES
  Net decrease in interest-bearing deposits in banks                                            -                   75
  Proceeds from sales of securities available for sale                                        110                    -
  Proceeds from maturities/calls of securities available for sale                         156,387              251,453
  Purchases of securities available for sale                                               (2,839)            (223,603)
  Net (increase) decrease in federal funds sold and
      securities purchased under resale agreements                                       (276,000)              27,125
  Net (increase) decrease in loans                                                          9,705              (19,278)
  Purchases of premises and equipment                                                      (1,323)              (7,156)
  Proceeds from sales of foreclosed assets                                                  4,408                3,933
  Other, net                                                                                    6                    9
-------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                     (109,546)              32,558
==========================================================================================================================
FINANCING ACTIVITIES
  Net (decrease) in transaction and savings accounts                                      (58,121)            (143,704)
  Net increase (decrease) in time deposits                                                (12,809)             355,586
  Net increase (decrease) in short-term borrowings                                         11,560             (552,493)
  Issuance of bank notes                                                                        -              258,664
  Maturities/payments on long-term debt                                                    (6,786)                  (6)
  Cash dividends paid                                                                     (15,683)             (15,598)
  Proceeds from issuance of common and treasury stock                                      11,899                  577
  Purchase of treasury stock                                                                    -               (2,208)
-------------------------------------------------------------------------------------------------------------------------
    NET CASH (USED) BY FINANCING ACTIVITIES                                               (69,940)             (99,182)
==========================================================================================================================
    (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (78,244)             (41,403)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      433,558              440,347
==========================================================================================================================
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $355,314             $398,944
==========================================================================================================================
Cash paid during the period for
   Interest expense                                                                       $84,033              $69,087
   Income taxes                                                                              $333               $5,500
==========================================================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.


                 FIRST COMMERCE CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accounting and reporting policies of First Commerce Corporation and its subsidiaries (FCC) conform with generally accepted accounting principles and with general practices within the financial services industry. In preparing the consolidated financial statements, FCC is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
       The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for the interim periods presented. Adjustments included herein are of a normal recurring nature and include appropriate estimated provisions. The consolidated financial statements for the interim periods have not been independently audited. However, the interim consolidated financial statements have been reviewed by FCC's independent public accountants in accordance with standards for such reviews established by the American Institute of Certified Public Accountants, and their review report is included herein.
      The Notes to Consolidated Financial Statements included herein should be read in conjunction with the Notes to Consolidated Financial Statements included in FCC's 1997 Annual Report on Form 10-K.

NOTE 2
BANC ONE Merger

     On October 20, 1997, BANC ONE CORPORATION (BANC ONE) and FCC entered into an agreement and plan of merger (the Merger Agreement), pursuant to which FCC will be merged with a wholly owned subsidiary of BANC ONE (the Merger).
     On February 26, 1998, BANC ONE paid a 10% stock dividend on its Common Stock. The Merger Agreement provides for appropriate adjustments to the Exchange Ratio and other factors used to determine or limit the exchange rate in the event of a BANC ONE stock dividend or stock split. The effect of the stock dividend under the Merger Agreement was to increase the Exchange Ratio from 1.28 shares to 1.408 shares of BANC ONE Common Stock. Accordingly, each share of FCC Common Stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 1.408 shares of BANC ONE Common Stock.
      The declaration of the dividend reduced BANC ONE's average stock prices which could, under certain circumstances, trigger termination rights. The average closing prices as stipulated in the Merger Agreement were reduced from $49.67 and $47.46 to $45.15 and $43.15, respectively. Additionally, the closing stock price of BANC ONE Common Stock on October 17, 1997 was adjusted from $55.19 to $50.17.
      The Merger is expected to be consummated during the second quarter of 1998, subject to a number of conditions, including approval by the stockholders of FCC and receipt of all requisite regulatory approvals.

      On April 10, 1998, BANC ONE and First Chicago NBD Corporation (First Chicago NBD) entered into an agreement and plan of organization, pursuant to which BANC ONE and First Chicago NBD will each merge with and into a new company organized to efect the merger. The transaction, which is subject to regulatory and shareholder approval, is expected to be completed during the fourth quarter of 1998.

NOTE 3 - COMPREHENSIVE INCOME

      Effective January 1, 1998, FCC adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which established standards for reporting comprehensive income and its components. Comprehensive income is the total of net income and all other nonowner changes in equity. Unrealized gains on securities available for sale and the related tax effect are the only components of other comprehensive income FCC is required to report.


NOTE 4 - STOCK-BASED INCENTIVE COMPENSATION PLANS

      During the three-month period ended March 31, 1998, 474,774 options were exercised with a weighted average exercise price of $26.46. At March 31, 1998, FCC's outstanding stock options totaled 1,203,715 with a weighted average exercise price of $30.20. Exercisable stock options totaled 580,979, with a weighted average exercise price of $27.81, at March 31, 1998.
      Stock options are granted at fair value at the date of the grant. Options have a four-year vesting schedule with
25% of the options becoming exercisable each year. The options expire eight years from the date of grant.
      In the event of a change in control of FCC, all outstanding options become exercisable immediately, and the restrictions on all shares of restricted stock lapse immediately. The consummation of the Merger Agreement described in Note 2 will constitute such a change in control.

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


NOTE 6
Earnings Per Share


     The basic and diluted earnings per share computations for net income follow:


                                                                  Three Months Ended
(dollars in thousands, except earnings per share)                       March 31
                                                            =============================
                                                               1998            1997
-----------------------------------------------------------------------------------------
Basic earnings per share
Net income (income applicable to common shareholders)         $30,760         $29,020
  Weighted average number of common
     shares outstanding (a)                                39,312,775      38,781,538
-----------------------------------------------------------------------------------------
Basic earnings per share                                         $.78            $.75
=========================================================================================
Diluted earnings per share
  Income applicable to common shareholders                    $30,760         $29,020
  Interest on convertible debentures, net of tax                1,640           1,667
-----------------------------------------------------------------------------------------
     Diluted income                                           $32,400         $30,687
-----------------------------------------------------------------------------------------
  Weighted average number of common
     shares outstanding (a)                                39,312,775      38,781,538
  Restricted shares expected to be earned                     188,082         151,198
  Options assumed to be exercised                             903,708         331,357
  Convertible debentures assumed to be converted            2,976,958       3,017,276
-----------------------------------------------------------------------------------------
        Average shares for diluted computation             43,381,523      42,281,369
-----------------------------------------------------------------------------------------

Diluted earnings per share                                       $.75            $.73
=========================================================================================
(a)  Excludes restricted shares which are issued subject to risk of forfeiture during a vesting period.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
and Board of Directors of
First Commerce Corporation:

     We have reviewed the accompanying consolidated balance sheet of FIRST COMMERCE CORPORATION (a Louisiana corporation) and subsidiaries as of March 31, 1998, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

      We  have  previously audited, in accordance with  generally accepted auditing standards, the consolidated balance sheet of First Commerce Corporation and subsidiaries as of December 31, 1997 and the related statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein) and, in our report dated January 13, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                   /s/ ARTHUR ANDERSEN LLP
                                   -----------------------
                                   ARTHUR ANDERSEN LLP


New Orleans, Louisiana
April 14, 1998

Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER IN REVIEW

     First Commerce Corporation's (FCC's) net income for the first quarter of 1998 was $30.8 million, up 6% from $29.0 million in 1997's first quarter. Diluted earnings per share were $.75 in 1998's first quarter, compared to $.73 in the same quarter of 1997. Return on average equity was 14.88%, and return on average assets was 1.32% for 1998's first quarter.
      On October 20, 1997, FCC entered into an agreement providing for the merger of FCC with a wholly owned subsidiary of BANC ONE CORPORATION (BANC ONE). Terms of the agreement call for FCC shareholders to receive 1.408 shares of BANC ONE common stock (the Exchange Rate) for each share of FCC common stock. The Exchange Rate has been adjusted to give effect to the 10% stock dividend on BANC ONE common stock paid on February 26, 1998. The merger is subject to various conditions, including shareholder and regulatory approval, and is expected to be completed in the second quarter of 1998. For additional information concerning the merger agreement, see Note 2 to the consolidated financial statements.
      A detailed review of FCC's financial condition and earnings for the first quarter of 1998 follows. This review should be read in conjunction with the consolidated financial statements of First Commerce Corporation and Subsidiaries included in this report, and the Financial Review in the 1997 Annual Report on Form 10-K.

EARNINGS ANALYSIS

Net Interest Income
     Net interest income (FTE) for the first quarter of 1998 was $97.4 million, compared to $97.6 million in 1997's first quarter. Net interest income was flat versus last year's first quarter because of the $300 million credit card loan securitization in the third quarter of 1997; that securitization shifted net interest income to revenue that is classified as noninterest income. The impact of the securitization offset the favorable effect of continued loan growth. Average loans grew 4% on a reported basis and 9% on a managed basis (which includes owned loans plus the securitized credit card receivables). The net interest margin was 4.51% this quarter. The decrease from 4.70% in the first quarter of 1997 was principally due to the securitization in 1997's third quarter. Higher funding costs also contributed to the decline. The increase in funding costs was mainly related to FCC's customer retention strategy of moving FCC's best clients to higher yielding accounts.
      Table 1 presents average balance sheets, net interest income (FTE) and interest rates for the first quarters of 1998 and 1997. Table 2 analyzes the components of changes in net interest income between these periods.

Provision For Loan Losses
      The provision for loan losses was $9.5 million in the first quarter of 1998, compared to $13.2 million in the first quarter of 1997. The lower provision level was mainly due to the $300 million credit card securitization.
      For a discussion of the allowance for loan losses, net charge-offs and nonperforming assets, see the Credit Risk Management section of this Financial Review.

Other Income
     Other income was $47.7 million in 1998's first quarter, compared to $43.6 million in the first quarter of 1997. The credit card securitization in the third quarter of 1997 affects a comparison of the quarters due to the addition of a noninterest income line item, securitization revenue. Excluding the impact of securitization, noninterest income was up 6% from last year's first quarter. Almost all categories experienced growth, with the most significant increase in credit card fee income. Credit card fee income (excluding the impact of securitization) rose 23%, reflecting increases in sales volumes and late charge fee income. Additional increases were experienced in broker/dealer revenue (17%) and trust income (11%) and were mainly related to higher business volumes. Service charges on deposits fell 8%, reflecting FCC's customer retention strategy.

Operating Expense
      Operating expense was $88.1 million in the first quarter of 1998, compared to $82.8 million in the same quarter of last year. The increase in operating expense was mainly due to higher personnel expense. Personnel expense rose $3.2 million, or 7%, reflecting annual merit raises and higher incentive pay expense. Also contributing to the rise in operating expense were higher nonperforming assets ($554,000) and data processing ($460,000) expenses. Nonperforming assets expense was higher because of gains recognized on property sales in last year's first quarter. Higher data processing expense was due to increased software amortization. The efficiency ratio was 60.70% for the current quarter, compared to 58.70% in 1997's first quarter.
      As with most other companies, many of the computer programs that FCC uses were originally designed to recognize calendar years by their last two digits. Transactions processed using these truncated fields may not work properly with dates from the year 2000 and beyond. FCC established a task force in 1996 to prepare its data processing and other systems to be Year 2000 compliant. This process involves modifying or replacing certain hardware and software maintained by FCC as well as ensuring that external service providers are taking the appropriate actions. The team's plan is to substantially complete this project by the end of 1998. The total internal and external costs for system conversions and testing are not expected to be material.

FINANCIAL CONDITION ANALYSIS

Loans
      Total loans of $6.4 billion at March 31, 1998 are net of $300 million of securitized credit card receivables.
Managed loans, which include owned loans plus the securitized credit card receivables, were $6.7 billion, 8% higher than one year ago and flat versus year-end 1997. Loan growth from last year's first quarter was broad-based, with the most significant increases in commercial real estate and commercial loans.

Securities
      At March 31, 1998, securities were $2.1 billion, compared to $2.2 billion at December 31, 1997. For both periods, all securities were classified as available for sale. Unrealized gains, net of tax, increased stockholders' equity $36 million at the end of the current quarter, compared to $34 million at year-end 1997.

Deposits
      At March 31, 1998, total deposits were $7.7 billion, compared to $7.8 billion at December 31, 1997. Average deposits for the first quarter were $7.7 billion, 5% over 1997's same quarter. The most significant deposit growth was in money market investment deposits.

Interest Rate Contracts
      The total notional amount of FCC's interest rate contracts at March 31, 1998 was $805 million, compared to $811 million at year-end 1997. Table 3 summarizes FCC's interest rate contracts at quarter-end. During the first quarter, a $6 million swap matured. This swap converted a portion of long-term bank notes from fixed to floating rate.
      For the first quarter of 1998, interest rate contracts increased net interest income $517,000. At March 31, 1998, the estimated fair value of FCC's interest rate contracts was $6.4 million.

Capital and Dividends
     Stockholders' equity was 9.10% of total assets at March 31, 1998, compared to 8.64% at December 31, 1997. The increase was due to net earnings retained during the first quarter plus stock option exercises. Table 5 presents FCC's risk-based and other capital ratios as of March 31, 1998 and year-end 1997. All ratios remain well above regulatory minimums.
      FCC declared a dividend of 40 cents per share for the first quarter. On April 15, 1998, FCC declared an additional dividend of 13.5 cents per share to align FCC's dividend rate for the first quarter with the dividend rate of BANC ONE. At the end of the first quarter, the Parent
Company had $104 million of net working capital. Additionally, the Parent Company could receive dividends from the Banks without prior regulatory approval of $66 million, plus an amount equal to the Banks' adjusted net profits for the remainder of the year.

Credit Risk Management
Nonperforming Assets and Past Due Loans
     Nonperforming assets were $37 million at the end of the first quarter, compared to $40 million at year-end 1997. The decline reflected nonaccrual loans paid off, plus a $1.2 million charge-off. Nonperforming assets were .57% of loans at the end of the first quarter, compared to .61% at December 31, 1997. 58% of nonperforming loans were contractually current or no more than 30 days past due at the end of the current quarter, compared to 67% at December 31, 1997.
      Foreclosed assets, which include unused bank premises, fell $1 million from year-end 1997. The decline was the result of property sales.
      Accruing loans past due 90 days or more were $25 million, or .39% of loans, at March 31, 1998, compared to $23 million, or .35% of loans, at year-end 1997. The increase was in government-guaranteed student loans. Watch list loans and foreclosed assets were $190 million at quarter-end, compared to $201 million at December 31, 1997.
      Table 6 presents information on nonperforming assets, detailed by type, as of March 31, 1998 and December 31, 1997.

Allowance for Loan Losses
     The allowance for loan losses was $81 million, or 1.26% of loans, at March 31, 1998, compared to $83 million, or 1.29% of loans, at year-end 1997. The allowance for loan losses was 234% of nonperforming loans at the end of 1998's first quarter, compared to 231% at December 31, 1997. Management believes that the allowance is adequate to cover losses inherent in the loan portfolio.
      Total net charge-offs of $11.7 million in the first quarter represent a decrease of 11% from last year's first quarter and an increase of 20% from last year's fourth quarter. The increase in net charge-offs from fourth quarter 1997 was primarily due to net charge-offs of $1.5 million in commercial and commercial real estate loans, of which $1.2 million was attributable to one fully reserved credit, versus net recoveries in 1997's fourth quarter. The drop from 1997's first quarter reflected lower credit card net charge-offs due to the $300 million credit card securitization in the third quarter of 1997. Net charge-offs of managed credit card loans were $10.6 million, or 4.58% of average loans, in the first quarter, compared to $10.7 million, or 4.77% of average loans, in the fourth quarter and $9.0 million, or 4.40%, in last year's first quarter.
      Economic conditions, national and regional trends, net charge-off levels, and changes in the level and mix of the loan portfolio, could cause FCC's provision for loan losses to fluctuate from 1997 levels.
     Table 7 presents the activity in the allowance for loan losses for the first quarters of 1998 and 1997.

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


        TABLE 1.  SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME (FTE)(a) AND INTEREST RATES
=================================================================================================================================
                                                                 Three Months Ended                     Three Months Ended
                                                                   March 31, 1998                         March 31, 1997
---------------------------------------------------------------------------------------------------------------------------------
                                                           Average                                 Average
        (dollars in thousands)                             Balance      Interest    Rate           Balance    Interest    Rate
---------------------------------------------------------------------------------------------------------------------------------
        ASSETS
          EARNING ASSETS
           Loans(b)                                       $6,444,805    $141,368     8.88%       $6,206,007   $136,552    8.91%
           Securities
             Taxable                                       2,028,865      32,692     6.49         2,053,070     33,554    6.60
             Tax-exempt                                       77,385       2,027    10.48            84,398      2,128   10.08
---------------------------------------------------------------------------------------------------------------------------------
               Total securities                            2,106,250      34,719     6.64         2,137,468     35,682    6.74
---------------------------------------------------------------------------------------------------------------------------------
           Money market investments                          181,156       2,430     5.44            56,762        682    4.87
---------------------------------------------------------------------------------------------------------------------------------
               Total earning assets                        8,732,211    $178,517     8.27%        8,400,237   $172,916    8.33%
---------------------------------------------------------------------------------------------------------------------------------
          NONEARNING ASSETS
           Other assets(c)                                   796,365                                765,290
           Allowance for loan losses                         (83,644)                               (82,877)
---------------------------------------------------------------------------------------------------------------------------------
               Total assets                               $9,444,932                             $9,082,650
=================================================================================================================================
        LIABILITIES AND STOCKHOLDERS' EQUITY
          INTEREST-BEARING LIABILITIES
           Interest-bearing deposits
             NOW account deposits                         $1,301,165      $7,500     2.34%       $1,271,108     $7,427    2.37%
             Money market investment deposits              1,151,934      10,663     3.75           883,044      6,840    3.14
             Savings and other consumer time deposits      2,730,548      33,819     5.02         2,748,014     32,486    4.79
             Time deposits $100,000 and over               1,189,228      16,626     5.67         1,157,736     15,750    5.52
---------------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing deposits             6,372,875      68,608     4.37         6,059,902     62,503    4.18
---------------------------------------------------------------------------------------------------------------------------------
           Short-term borrowings                             383,270       4,882     5.17           578,574      7,294    5.11
           Long-term debt                                    387,564       7,597     7.84           257,275      5,527    8.59
---------------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing liabilities          7,143,709     $81,087     4.60%        6,895,751    $75,324    4.43%
---------------------------------------------------------------------------------------------------------------------------------
          NONINTEREST-BEARING LIABILITIES
            AND STOCKHOLDERS' EQUITY
           Noninterest-bearing deposits                    1,344,180                              1,312,968
           Other liabilities                                 118,957                                149,994
           Stockholders' equity                              838,086                                723,937
---------------------------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders'
                equity                                    $9,444,932                             $9,082,650
=================================================================================================================================
               Net interest income (FTE) and margin                      $97,430     4.51%                     $97,592    4.70%
=================================================================================================================================
               Net earning assets and interest spread     $1,588,502                 3.67%       $1,504,486               3.90%
=================================================================================================================================
               Cost of funds                                                         3.76%                                3.63%
=================================================================================================================================
        (a) Fully taxable equivalent based on a 35% tax rate.
        (b) Net of unearned income, prior to deduction of allowance for loan losses and including nonaccrual loans.
        (c) Includes mark-to-market adjustment on securities available for sale.


        TABLE 2. SUMMARY OF CHANGES IN NET INTEREST INCOME (FTE) (a)
==============================================================================================
                                                       Three Months Ended March 31, 1998
                                                        Compared to Three Months Ended
                                                                 March 31, 1997
----------------------------------------------------------------------------------------------
                                                         Total        Due to      Due to
                                                        Increase     Change in   Change in
        (in thousands)                                 (Decrease)     Volume       Rate
----------------------------------------------------------------------------------------------
        INTEREST INCOME (FTE)
          Loans                                        $   4,816    $  2,310    $  2,506
          Securities
            Taxable                                         (862)       (618)       (244)
            Tax-exempt                                      (101)       (182)         81
----------------------------------------------------------------------------------------------
              Total securities                              (963)       (800)       (163)
----------------------------------------------------------------------------------------------
          Money market investments                         1,748       1,703          45
----------------------------------------------------------------------------------------------
              Total interest income (FTE)              $   5,601    $  3,213    $  2,388

        INTEREST EXPENSE
          Interest-bearing deposits
            NOW account deposits                       $      73    $    174    $   (101)
            Money market investment deposits               3,823       2,330       1,493
            Savings and other consumer time deposits       1,333        (208)      1,541
            Time deposits $100,000 and over                  876         475         401
----------------------------------------------------------------------------------------------
              Total interest-bearing deposits              6,105       2,771       3,334
----------------------------------------------------------------------------------------------
          Short-term borrowings                           (2,412)     (2,487)         75
          Long-term debt                                   2,070       2,590        (520)
----------------------------------------------------------------------------------------------
              Total interest expense                   $   5,763    $  2,874    $  2,889
----------------------------------------------------------------------------------------------
              Change in net interest income (FTE)      $    (162)    $   339    $   (501)
==============================================================================================
        (a) Changes not solely due to either volume or rate are allocated on a proportional basis.



TABLE 3.  INTEREST RATE CONTRACTS
========================================================================================================================
                                                                          Weighted Average Rate
                                                                      ----------------------------
                                                                                  Pay
                                                                      Receive   Floating
                            Notional     Market      Maturity          Fixed      Rate    Strike        Underlying
(dollars in thousands)       Amount      Value         Date             Rate     (LIBOR)   Rate      Asset/Liability
------------------------------------------------------------------------------------------------------------------------
Floors                      $500,000    $    2       Dec 1998              -%        -%    4.65%   Transaction deposits
Swap                           4,000        34       Feb 2000           6.37      5.63        -    Long-term bank notes
Swaps                        201,000     2,242  Jan 1999 - Feb 2002     6.39      5.64        -    Retail brokered CDs
Swap                         100,000     4,077       Mar 2002           7.18      5.68        -     Prime-based loans
------------------------------------------------------------------------------------------------------------------------
Total at March 31, 1998     $805,000    $6,355                          6.65%     5.65%    4.65%
========================================================================================================================


TABLE 4.  ANALYSIS OF INTEREST INCOME (EXPENSE) FROM
                     INTEREST RATE CONTRACTS
=========================================================================
                                       Option
Three months ended March 31, 1998       Based       Generic
(in thousands)                       Instruments     Swaps       Total
-------------------------------------------------------------------------
Interest income                          $  -         $659        $659
Amortization expense                     (142)           -        (142)
-------------------------------------------------------------------------
Net interest income                     ($142)        $659        $517
=========================================================================



TABLE 5. RISK-BASED CAPITAL AND CAPITAL RATIOS
=================================================================
                                     March 31     December 31
(dollars in thousands)                 1998          1997
-----------------------------------------------------------------
Tier 1 capital                     $  812,925      $771,947
Tier 2 capital                        111,922       115,380
-----------------------------------------------------------------
    Total capital                  $  924,847      $887,327
=================================================================
Risk-weighted assets               $6,686,322    $6,688,542
=================================================================
Ratios
  Leverage ratio                         8.65%         8.35%
  Tier 1 capital                        12.16%        11.54%
  Total capital                         13.83%        13.27%
  Equity ratio                           9.10%         8.64%
  Tangible equity ratio                  8.95%         8.48%
=================================================================


TABLE 6. NONPERFORMING ASSETS
==============================================================================================
                                                              March 31           December 31
(dollars in thousands)                                           1998                1997
----------------------------------------------------------------------------------------------
Nonaccrual loans by type
    Loans to individuals-residential mortgages                   $8,436             $8,302
    Loans to individuals-other                                    2,452              1,355
    Commercial, financial and other                               7,656              9,169
    Real estate-commercial mortgages                             15,689             16,634
    Real estate-construction and other                              422                537
----------------------------------------------------------------------------------------------
       Total nonaccrual loans                                    34,655             35,997
----------------------------------------------------------------------------------------------
Foreclosed assets                                                 2,158              3,554
----------------------------------------------------------------------------------------------
       Total nonperforming assets                               $36,813            $39,551
==============================================================================================
Loans past due 90 days or more and not on nonaccrual status     $25,258            $22,820
==============================================================================================
Ratios
  Nonperforming assets as a percent of loans plus foreclosed
       assets                                                      0.57%              0.61%
  Allowance for loan losses as a percent of nonperforming
       loans                                                     233.74%            231.11%
  Loans past due 90 days or more and not on nonaccrual status
       as a percent of loans                                       0.39%              0.35%
==============================================================================================


TABLE 7. SUMMARY OF LOAN LOSS EXPERIENCE
========================================================================================
                                                                 Three Months Ended
                                                                       March 31
(dollars in thousands)                                             1998        1997
========================================================================================
Allowance for loan losses at beginning of period                 $83,192     $81,606
Provision for loan losses                                          9,510      13,225
Loans charged to the allowance
    Loans to individuals-residential mortgages                       274           7
    Loans to individuals-other                                     5,371       5,643
    Commercial, financial and other                                1,460       1,106
    Real estate-commercial mortgages                                  24          20
    Real estate-construction and other                                 -           2
    Credit card loans                                              7,221       9,988
---------------------------------------------------------------------------------------
      Total charge-offs                                           14,350      16,766
---------------------------------------------------------------------------------------
Recoveries on loans previously charged to the allowance
    Loans to individuals-residential mortgages                        63         173
    Loans to individuals-other                                     1,505       1,300
    Commercial, financial and other                                   89         918
    Real estate-commercial mortgages                                  13         281
    Real estate-construction and other                                 3           5
    Credit card loans                                                976         948
---------------------------------------------------------------------------------------
      Total recoveries                                             2,649       3,625
---------------------------------------------------------------------------------------
        Net charge-offs                                           11,701      13,141
---------------------------------------------------------------------------------------
Allowance for loan losses at end of period                       $81,001     $81,690
========================================================================================
Gross annualized charge-offs as a percent of average loans           .89%       1.08%
Recoveries as a percent of gross charge-offs                       18.46%      21.62%
Net annualized charge-offs as a percent of average loans             .73%        .85%
Allowance for loan losses as a percent of loans at end of period    1.26%       1.31%
========================================================================================


                         FIRST COMMERCE CORPORATION
                           SELECTED FINANCIAL DATA



(dollars in thousands, except per share data)             1998                        1997
=====================================================================================================================
                                                          First       Fourth      Third       Second      First
                                                         Quarter     Quarter     Quarter     Quarter     Quarter
---------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET DATA
  Total assets                                          $9,444,932  $9,294,972  $9,244,475  $9,108,807  $9,082,650
  Earning assets                                         8,732,211   8,603,204   8,540,522   8,444,555   8,400,237
  Loans - reported                                       6,444,805   6,342,332   6,396,330   6,328,964   6,206,007
  Loans - managed*                                       6,744,805   6,642,332   6,575,678   6,328,964   6,206,007
  Securities                                             2,106,250   2,208,532   2,073,360   2,058,183   2,137,468
  Deposits                                               7,717,055   7,492,684   7,470,495   7,462,260   7,372,870
  Long-term debt                                           387,564     390,797     374,356     340,208     257,275
  Stockholders' equity                                     838,086     798,845     772,416     736,360     723,937
---------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
  Total interest income                                   $176,513    $176,077    $176,729    $175,121    $171,157
  Net interest income                                       95,426      94,573      95,138      96,436      95,833
  Net interest income (FTE)                                 97,430      96,440      96,910      98,292      97,592
  Provision for loan losses                                  9,510       8,565      15,806      14,775      13,225
  Other income (exclusive of investment securities
   transactions)                                            47,711      50,267      51,875      48,824      43,545
  Investment securities transactions                            23          17         182         780          23
  Operating expense                                         88,105      88,785      84,333      82,169      82,842
  Net income                                                30,760      32,036      31,698      32,859      29,020
---------------------------------------------------------------------------------------------------------------------
KEY RATIOS
  Return on average assets                                    1.32%       1.37%       1.36%       1.45%       1.30%
  Return on average total equity                             14.88%      15.91%      16.28%      17.90%      16.26%
  Net interest margin                                         4.51%       4.46%       4.51%       4.67%       4.70%
  Efficiency ratio                                           60.70%      60.52%      56.68%      55.85%      58.70%
  Other income (excluding investment securities
   transactions) to total revenue (FTE)                      32.87%      34.26%      34.87%      33.19%      30.85%
  Average loans to average deposits                          83.51%      84.65%      85.62%      84.81%      84.17%
  Allowance for loan losses to loans                          1.26%       1.29%       1.33%       1.34%       1.31%
  Nonperforming assets to loans plus foreclosed assets        0.57%        .61%       0.64%       0.56%       0.59%
  Allowance for loan losses to nonperforming loans          233.74%     231.11%     227.04%     258.92%     255.47%
  Equity ratio                                                9.10%       8.64%       8.45%       8.17%       7.79%
  Leverage ratio                                              8.65%       8.35%       8.07%       7.98%       7.70%
---------------------------------------------------------------------------------------------------------------------
SELECTED PER SHARE DATA
  Earnings Per Common Share
    Net income-basic                                         $ .78       $ .83       $ .81       $ .85       $ .75
    Net income-diluted                                       $ .75         .79       $ .77       $ .81       $ .73

  Common Dividends
    Cash dividends                                           $ .40       $ .40       $ .40       $ .40       $ .40
    Dividend payout ratio                                    51.28%      48.19%      49.38%      47.06%      53.33%

  Book Value (end of period)
    Book value                                              $21.80      $21.03      $20.29      $19.67      $18.58
    Tangible book value                                     $21.42      $20.63      $19.87      $19.24      $18.13

  Common Stock Data
    High stock price                                        $88.38      $71.88      $57.38      $48.25      $46.38
    Low stock price                                         $61.00      $55.38      $43.38      $39.00      $38.25
    Closing stock price                                     $85.75      $67.25      $56.13      $44.00      $40.50
    Trading volume (in thousands)                           12,733      23,355       9,953       8,225       8,049
    Number of stockholders (end of period)                   8,543       8,876       9,008       9,193       9,223

  Average Shares Outstanding (in thousands)
    Basic                                                   39,313      38,872      38,793      38,775      38,782
    Diluted                                                 43,382      43,136      42,902      42,619      42,281

NUMBER OF EMPLOYEES         (end of period)                  3,646       3,822       3,939       4,002       4,058
=====================================================================================================================
*Managed portfolio represents the owned loan portfolio plus the securitized credit card receivables.


Part II:  Other Information


Item 1. Legal Proceedings

                  Legal proceedings involving FCC were previously
             reported  in  its  1997  Annual Report on Form 10-K.
             There have been no material developments since that filing.


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

                  10.2 - Amended and Restated FCC Supplemental Tax-Deferred Savings Plan included as Exhibit
                          10.2  to  FCC's Quarterly  Report  on Form
                          10-Q  for  the   quarter  ended  September
                          30,  1997,  and   incorporated  herein  by
                          reference.

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



        (b)  Reports on Form 8-K

             A report on Form 8-K dated January 15, 1998 was filed by the Registrant under Item 7, Financial Statements and Exhibits. The document was filed to disclose FCC's issuance of a press release dated January 15, 1998, announcing FCC's earnings for the Fourth Quarter of 1997.

             A report on Form 8-K dated January 20, 1998 was filed by the Registrant under Item 5,
             Other Events. The document was filed to disclose BANC ONE CORPORATION's declaration on January 20, 1998 of a 10% stock dividend on its Common Stock. The report also disclosed that on January 20, 1998, BANC ONE CORPORATION filed its application with the Federal Reserve Board for approval of the proposed merger.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    First Commerce Corporation
                    (Registrant)

                    By   /s/ Thomas L. Callicutt, Jr.
                        ----------------------------------
                        Thomas L. Callicutt, Jr.
                        Executive Vice President, Controller and
                        Principal Accounting Officer

Date:  May 14, 1998